Form 10KSB
period 2007-11-30
GALLERY MANAGEMENT HOLDING CORP
filed 2008-02-22
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: November 30, 2007

Commission File No. 000-53101

GALLERY MANAGEMENT HOLDING CORP.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-0811822
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

9093 E. Nassau Ave.
Denver, Colorado	80237
(Address of principal executive offices)	(zip code)

(303)868-9494
 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

Registrant's revenues for its most recent fiscal year were $-0-. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 19, 2008, was 22,210,200.

FORM 10-KSB

Gallery Management Holding Corp.

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Gallery Management,” “we,” “us,” and “our,” refer to Gallery Management Holding Corp., a Colorado corporation, and our wholly-owned subsidiary, Gallery Management, Inc.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case ,the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Business and Industry

We are recently formed, have no substantial operating history, and have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business.

We were organized as a corporation on August 15, 2007.  We have no operating history.  Our sales depend upon the number of customers we can generate.  From our inception on August 15, 2007 through November 30, 2007, we generated $1,986 in revenue. We had a net loss of $49,924 for this period. We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended November 30, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to begin active operations;
•	our ability to locate clients who will purchase our gallery services; and
•	our ability to generate revenues.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $35,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

 Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We have a limited operating history, based no revenues and a lack of profitability. These factors make it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price.

We have a lack of liquidity and will need additional financing in the future. Additional financing may not be available when needed, which could delay, indefinitely postpone, or prevent our successful development.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Ms. Nelson, our President. In the event that we need additional capital, Ms. Nelson has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

As a company with no operating history, we are inherently a risky investment. An investor could lose his entire investment.

We have no operating history. Because we are a company with no history, the operations in which we engage in, the internet gallery business, is an extremely risky business. An investor could lose his entire investment.

Because we are small and do not have much capital, we must limit our operations. A company in our industry with limited operations has a smaller opportunity to be successful. If we do not make a profit, we may have to suspend or cease operations.

Because we are small and do not have much capital, we must limit our operations. We must limit our operations to the Denver, Colorado metropolitan area as the only geographical area in which we operate. Because we may have to limit our operations, we may not generate sufficient sales to make a profit. If we do not make a profit, we may have to suspend or cease operations.

Our success will depend upon our ability to develop relationships with our clients and customers. If we cannot develop sufficient relationships, we may never become profitable.  An investor could lose his entire investment.

We have two lines of business. We provide consulting services in the management of art galleries and plan to market fine art, antiques and collectibles on a retail consignment basis, on the internet through our subsidiary, Gallery Management, Inc  Our  performance  depends,  in large  part,  on our  ability  to develop relationships with potential consulting services clients and with customers who will purchase merchandise  in  sufficient  quantities.. We have no long-term contracts or other contractual assurances of consulting services or of supply, pricing or access to new products. We may never develop sufficient consulting services clients, which would negatively impact our proposed operations. Also because customers of merchandise often collect specific product lines, our inability to obtain particular merchandise on consignment could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms  acceptable to us, or that an  inability to acquire  suitable merchandise, or the loss of one or more key sources of supply to us,  will not have a material adverse effect on our financial condition and results of operations. As a result, we may never become profitable. An investor could lose his entire investment.

Intense competition in our market could prevent us from developing revenue and prevent us from achieving annual profitability. In either situation, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

The secondary market for fine art,  antiques and collectibles is intensely competitive.  Competition  is expected  to  intensify  in the future,  which may result in price  reductions,  fewer customer  orders,  reduced gross margins and loss of  market  share.  We are aware of a number  of other  companies  that are presently  retailing fine art,  antiques  and/or  collectibles  online.  We believe that there will be an  increasing number of online  retailers of fine art,  antiques and  collectibles of the types we offer and, in the instance of certain reproductions, identical to the reproductions we offer. Some of our competitors may be able to secure  merchandise from suppliers on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.

Our business has a seasonal fluctuation in sales, which can develop fluctuating quarterly results in our operations.

The gallery industry can be subject to seasonal variations in demand. For example, we expect that most of our operations will see the greatest demand during the winter holiday shopping period. Consequently, we expect to be most profitable during the fourth quarter of our fiscal year.  Quarterly results may also be materially affected by the timing of new product introductions, the gain or loss of  significant  customers or product  lines and  variations in merchandise  mix. We. Accordingly, our  performance  in any  particular  quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.  Significant  deviations  from  projected  demand for merchandise  could have a material  adverse  effect on our  financial condition  and  quarterly or annual  results of  operations.

We expect to be directly affected by fluctuations in the general economy.

Demand for art and other collectible  merchandise is affected by the general economic conditions in the United States.  When economic conditions are favorable and discretionary  income increases,  purchases of non-essential items like  art and other collectible  merchandise  generally  increase.  When economic conditions are less favorable,  sales of art and other collectible  are generally lower. In addition, we may experience more competitive  pricing  pressure  during  economic  downturns.   Therefore, any significant  economic downturn or any future changes in consumer spending habits could have a material  adverse effect on our  financial  condition and results of operations.

We expect our products to be subject to changes in customer taste.

The markets for our products  are subject to changing  customer tastes and the need to create and market new products.  Demand for  collectibles  is  influenced by the  popularity of certain  themes, cultural and demographic trends,  marketing and advertising  expenditures  and general economic conditions.  Because these factors can change rapidly, customer demand also can shift quickly.  Some collectibles appeal to customers for only a limited  time.  The success  of new  product  introductions  depends on various factors, including product selection and quality, sales and marketing efforts, timely production and delivery and consumer acceptance. We may not always be able to respond  quickly  and  effectively  to changes in customer taste and demand due to the amount of time and financial  resources  that may be required to bring new  products to market.  If we were to  materially misjudge the market,  certain of our consignments may remain  unsold.  The inability to respond  quickly to market  changes  could have a material  adverse effect on our  financial  condition  and results of  operations.

There are risks associated with an internet marketing strategy.

We have  not  previously  conducted  marketing  programs according to practices  common to the Internet industries,  including practices such as the systematic  measurement of the response rates generated from its databases or the categorization of entries in the databases by past behavior.  The costs for a new  information  technology system to effect such integration  could be substantial,  as could the amount of time needed to acquire and implement  such a system.  The inability to develop the various  databases  successfully,  or in a timely and cost effective manner, could have a material  adverse effect on our  financial  condition and results  of  operations.

We may be affected by sales tax considerations from various states.

Various states are  increasingly  seeking to impose  sales or use taxes on inter-state mail order sales and are aggressively  auditing sales tax returns of mail order  businesses.  Complex legal issues  arise in these areas,  relating, among other things, to the required nexus of a business with a particular state, which may permit the state to require a business to collect such taxes. Although we believe that we can adequately provide for sales taxes on mail order  sales,  there can be no  assurance  as to the effect of actions  taken by state tax  authorities  on our financial condition or results of operations. In the future,  we may be required to collect  sales tax on sales made to  customers in all of the states in which we conducts our operations. The imposition of sales taxes on mail order sales  generally has a negative effect on mail order sales levels. All of the factors cited above may negatively  affect our financial condition  and  results of  operations  in the future.  Any such impact  cannot currently be quantified.

Our proposed business will be concentrated in only  two segments.

We plan to be in the art and collectibles business through consignment sales over the Internet and in the consulting business for gallery management .  Our proposed operations, even if successful, will in all likelihood result in the operation of only two businesses. Our lack of diversity into a number of areas may subject us to economic fluctuations within our particular businesses or industry and therefore increase the risks associated with our proposed operations.

There are factors beyond our control which may adversely affect us. Our investors could lose some or all of their investment.

Our operations may also be affected by factors which are beyond our control, principally general market conditions and changing client preferences.  Any of these problems, or a combination thereof, could have affect on our viability as an entity. We may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

Our success will be dependent upon our management’s efforts. We cannot sustain profitability without the efforts of our management. An investor could lose his entire investment.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of Ms. Nelson, our President, would harm our operations. We have no written employment agreements with Ms. Nelson. We have not obtained key man life insurance on the lives of any of our officers or directors.

We have no experience as a public company.  Our inability to operate as a public company could be the basis of your losing your entire investment in us.

We have never operated as a public company. We have no experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

Our stock has no public trading market and there is no guarantee a trading market will ever develop for our securities. You may not able to sell your shares when you want to do so, if at all.

There has been, and continues to be, no public market for our common stock. An active trading market for our shares  has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other companies, particularly those that market services and products such as ours;

•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	departures of key personnel.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock. You may not able to sell your shares when you want to do so, if at all.

Our common stock is currently not quoted in any market. If our common stock becomes quoted, we anticipate that it will trade well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations. You may not able to sell your shares when you want to do so, at the price you want, or at all.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

Buying low-priced penny stocks is very risky and speculative. You may not able to sell your shares when you want to do so, if at all.

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

(b) NARRATIVE DESCRIPTION OF THE BUSINESS

Gallery Management Holding Corp. organized as a corporation under the laws of the State of Colorado on  August 15, 2007.

We have two lines of business. We provide consulting services in the management of art galleries in  the Denver, Colorado metropolitan area. We also plan to market fine art, antiques and collectibles on a retail consignment basis, on the internet through our subsidiary, Gallery Management, Inc  Our  primary outlet is anticipated to be ebay where we believe that we will receive  maximum marketing exposure with minimal expense. Our subsidiary plans to acquire fine art, antiques and collectibles to be marketed on the internet  solely on a consignment basis. We do not plan to carry an inventory. We have no definitive plans to be involved in any other activities at the present time other than our present proposed business.

Our headquarters are located at 9093 E. Nassau Ave., Denver, Colorado 80237. Our phone number at our headquarters is (303) 868-9494. Our fiscal year end is November 30.

(c) PROPOSED OPERATIONS

Our plan for the twelve months beginning January 1, 2008 is to make a profit by December 31, 2008. Our company has a limited history of operations with respect to our consulting business and has no history operating an Internet gallery.

We are a development stage company. Our plan is to act as both a management consultant to art galleries and an Internet gallery. We plan to earn income by selling our products.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2008. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

       We plan to operate out of one office in Colorado. We have no specific plans at this point for additional offices.

Proposed Milestones to Implement Business Operations

At the present time, we plan to operate from one location in Denver, Colorado. Our plan is to make our operation profitable by December 31, 2008. We estimate that we must generate approximately $35,000 in revenues per year to be profitable.

We believe that we can be profitable or at break even by the end of our next fiscal year, assuming sufficient revenues. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash.  In addition, Ms. Nelson agreed to loan such additional funds as may be necessary through December 31, 2008 for working capital purposes. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $35,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

            In the next 12 months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

 (d) MARKETS

We plan to market through direct contact with prospective customers. We have no sales representative who solicit potential clients. However, Ms. Nelson plans to use her contacts to generate the initial customers and will attempt to develop repeat business from gallery events.

(e) RAW MATERIALS

The use of raw materials is not a material factor in our operations at the present time. The use of raw materials may become a material factor in the future as we develop operations.

(f) CUSTOMERS AND COMPETITION

We currently provide management consulting with regard to art galleries. The barriers to entry are not significant. More importantly, we face strong competitors in all areas of this business. All aspects of our business are highly competitive. All of our competitors are larger than us and have greater financial resources than we do. All of our competitors have substantially greater experience in management consulting with regard to every area in which we plan to provide service.

 With respect to our consulting business, we consider our principal competitors to be other individuals and organizations which provide similar services. However, no single individual or company currently dominates this business. Competition with these individuals and companies could make it difficult, if not impossible for us to compete, which could adversely affect our results of operations. Competition from larger and more established companies is a significant threat and is expected to remain so for us. Any competition may cause us to fail to gain or to lose clients, which could result in reduced or non-existent revenue. Competitive pressures may impact our revenues and our growth.

Our initial marketing plan is to focus completely on developing a client base. We believe that the primary reason that clients would buy from us rather than competitors would be the existing relationships that exist. We believe that client loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge.

Generally, the consulting business is very dynamic and subject to sudden change. There appear to be three main classes of competition, the largest of which consists of individual proprietors and smaller consulting firms such as us. The first class consists of in-house consultants, who are usually employed by larger companies that can afford the fixed cost of a salaried or hourly employee. The second class consists of individual proprietors & smaller consulting firms. We believe that this is our largest potential competitor group. The third class consists of larger consulting firms that specialize in providing consulting business services to larger companies that choose to outsource.

We plan to market fine art, antiques and collectibles on a retail consignment basis, on the internet through our subsidiary, Gallery Management, Inc. The gallery industry is highly fragmented and competitive. In addition to other retailers, we will compete with mid-to-upscale department stores, gift stores, TV shopping, and collectors clubs . We may even, in certain cases, compete with the owners of the art products who sell products through their own stores and other marketing channels. All of our competitors are larger and have substantially greater financial, marketing and other resources than us.  In addition, although the primary points of competition are service and availability of desired merchandise, there can be no assurance that pricing competition will not develop. Other retailing companies with significantly greater capital and other resources than us may enter or expand their operations in the gallery industry, which could change the competitive dynamics of the industry.  Because retailers generally do not own the proprietary rights to the products that they sell, the barriers to entry to these industries are not significant.  Therefore, there can be no assurance that additional participants will not enter the market or that we could compete effectively with such entrants. Further, although our management has begun preliminary activities, we have commenced limited operations. We are new, have a limited operating history and, therefore, will have difficulty competing with established companies. There are numerous competitors which are larger, better established, better financed and better known than we are now or can expect to be in the foreseeable future. Even if the maximum number of shares is sold, we will be at a competitive disadvantage to firms that are already established. We cannot expect to be a significant participant in the market for collectibles within the foreseeable future.

The primary difference between our proposed ebay site and other online sites is that the fine artworks, antiques and collectibles we will offer will be sold, primarily, at auction to the highest bidder.  Further, unlike many other competitors, we will guarantee the authenticity of each item and furnish the purchaser with a written appraisal of the value of the piece at the time of purchase. The customer we target is the dedicated, discriminate collector of fine art, antiques and collectibles who values our ability to guarantee the authenticity of our products. Accordingly, we plan to compete on the basis of our reputation among customers as a quality provider of products that are "100% money-back guaranteed, curated and appraised" and, to a lesser extent, on the basis of price.

       In addition to online dealers, we expect to compete with a variety of traditional, store-based retailers located both inside and outside the United States. These retailers enable customers to see and feel products in a manner that is not possible over the Internet. Many of these competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. These companies include artists, art galleries, art and/or antique brokers and dealers, antique stores, auction houses and liquidation companies. Many of these companies can devote substantially more resources to web site and systems development than we can. In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases.  We hope to minimize our weaknesses, including, among others, our limitations with respect to personnel, technological, financial and other resources, through our focus on the Internet; which eliminates the need for a sizeable retail facility and marketing staff.

However, we cannot guarantee that we will be able to successfully compete in any of our lines of business.

 (g) BACKLOG

At November 30, 2007, we had no backlogs.

(h) EMPLOYEES

We have one full-time employee, our President. As we expand, we intend to hire additional employees. However, we have no present plans to do so. We typically hire part-time help as needed from time to time for specific events.

While our Ms. Nelson has had extensive gallery experience, we must eventually recruit additional personnel. We will strive to maintain quality and consistency through the careful training and supervision of personnel and the establishment of, and adherence to, high standards relating to personnel performance, customer service, and maintenance of our facilities. We believe that we will be able to attract high quality, experienced personnel by paying competitive wages and salaries.

(i) PROPRIETARY INFORMATION

           We own no proprietary information.

(j) GOVERNMENT REGULATION

We are subject to regulation as to our food service by health authorities. We do not believe this regulation is material. Otherwise, we are not subject to any material government or industry regulation.

(k) RESEARCH AND DEVELOPMENT

We have never spent any amount in research and development activities.

(l) ENVIRONMENTAL COMPLIANCE

We believe that we are not subject to any material costs for compliance with any environmental laws.

(m) HOW TO OBTAIN OUR SEC FILINGS

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office, 9093 E. Nassau Ave., Denver, Colorado 80237. Our phone number at our headquarters is (303) 868-9494.

ITEM 2. DESCRIPTION OF PROPERTY.

 We currently occupy approximately 300 square feet of office space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge. This space is considered to be sufficient for us at the present time. We also own several items of office equipment and may acquire additional equipment in the future but have no plans to do so at this time.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

As of February 19, 2008, there were sixty-three record holders of our common stock, and there were 22,210,200 shares of our common stock outstanding. No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Equity Compensation Plan Information

We have no outstanding stock options or other equity compensation plans.

Reports

Since our registration statement under Form SB-2 has been declared effective, we are subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Stock Transfer Agent

           The stock transfer agent for our securities is X-Clearing Corp, of Denver, Colorado. Their address is 535 Sixteenth Street, Suite 810, Denver, Colorado 80202. Their phone number is (303) 573-1000.

Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

 From our inception on August 15, 2007 through November 30, 2007, we generated $1,986 in revenue. This is not a full fiscal year. As a result we have no operating history upon which to evaluate our business. We had a net loss of $49,924 for this period.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop an internet gallery company and our ability to generate revenues.

General and administrative expenses for the period from August 15, 2007 through November 30, 2007 was $34,626. The major components of general and administrative expenses include legal fees, accounting fees, consulting, and advertising and promotion. We paid salaries and wages of $1,703.

As a result of the foregoing, we had a net loss of $49,924 for the period from August 15, 2007 through November 30, 2007.

Because we pay minimal salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Ms. Nelson has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $35,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

 As of November 30, 2007, we had cash or cash equivalents of $ 30,125.

Net cash used for operating activities was $30,708 from our inception on August 15, 2007 through November 30, 2007.

Cash flows used in investing activities were $-0- from our inception on August 15, 2007 through November 30, 2007.

Cash flows provided by financing activities were $60,833 from our inception on August 15, 2007 through November 30, 2007.  These cash flows were all related to sales of stock and loans.

Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Ms. Nelson has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy, particularly the economy in Denver, Colorado. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop both a consulting practice and an internet gallery business along with our ability to generate revenues.

 In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients for our services and, consequently, our sales. If we succeed in developing clients for our services and products and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this prospectus. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first quarter of 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on our consolidated financial statements.

In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143", which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. We adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale or disposal of any assets.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS Statement No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have any impact on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

GALLERY MANAGEMENT HOLDING CORP.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

 With Independent Accountant’s Audit Report

For the period August 15, 2007 (Inception) Through November 30, 2007

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Gallery Management Holding Corp.
Denver, Colorado

I have audited the accompanying consolidated balance sheet of Gallery Management Holding Corp. (a development stage company) as of November 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from August 15, 2007 (inception) through November 30, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gallery Management Holding Corp. as of November 30, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from August 15, 2007 (inception) through November 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
January 21, 2008	RONALD R. CHADWICK, P.C.

Gallery Management Holdings Corp.
(A Development Stage Company)
Consolidated Balance Sheet
at November 30, 2007

ASSETS

Current Assets
Cash	$30,125
Accounts receivable	514
Inventory - artwork	4,000

Total current assets	34,639

TOTAL ASSETS	$34,639

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$750
Interest payable	284
Payroll taxes payable	590
Current portion notes payable	18,000

Total current liabilities	19,624

Long-Term Liabilities	-

TOTAL LIABILITIES	$19,624

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,210,200 shares.	22,210

Capital paid in excess of par value	42,729

Deficit accumulated during the development stage	(49,924)

TOTAL SHAREHOLDERS' EQUITY	15,015

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$34,639

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Operations
For the period August 15, 2007 (Inception) through November 30, 2007

Revenue	$1,986

Operating expenses
Accounting	3,750
Advertising & promotion	1,500
Bank charges	5
Consulting	2,106
Office	369
Legal	25,000
Salaries & wages	1,703
Taxes - payroll	193

Total General and administrative expenses	34,626

(Loss) before other expenses	(32,640)

Other (expenses)
Interest	(284)
Write down of inventory	(17,000)

Total other expenses	(17,284)

Net (Loss)	$(49,924)

Basic (Loss) Per Share	$(0.00)

Weighted Average Common Shares
Outstanding	22,041,100

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the period August 15, 2007 (Inception) through November 30, 2007

Net (Loss)	$(49,924)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	22,106
Increase in inventory	(4,000)
Increse in accounts receivavble	(514)
Increase in accounts payable	750
Increase in payroll taxes payable	590
Increase in interest payable	284

Net cash (used) in operation activities	(30,708)

Cash flows from investing activities:

Net cash (used) in investing activities	-

Cash flows from financing activities:
Issuance of common stock	42,833
Notes payable	18,000

Net cash provided from financing activities	60,833

Net increase in cash	30,125
Cash at beginning of period	-
Cash at end of period	$30,125

Supplemental disclosure information:
Stock issued for services and art work	$22,106

Cash paid for interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 100,000 shares
for services valued at $100 or $.001 per share	100,000	100		-	100

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,006,000
shares of par value $.001 common stock
for services valued at $1,006 or $.001 per share	1,006,000	1,006	-		1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000	20,900,000	20,900	100		21,000

October 2007 issued 4,200
shares of par value $.001 common stock
for cash of $1,050 or $.25 per share	4,200	4	1,046		1,050

November 2007 issued 167,000
shares of par value $.001 common stock
for cash of $41,750 or $.25 per share	167,000	167	41,583		41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	22,210,200	$22,210	$42,729	$(49,924)	$15,015

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 15, 2007 (Inception) Through November 30, 2007

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

Gallery Management Holding Corp. (the “Company”), was incorporated as a holding company in the State of Colorado on August 15, 2007. The Company was formed to develop, own, and manage art galleries.

Gallery Management, Inc. is a wholly-owned subsidiary of the Company. It was incorporated as a Colorado corporation on August 15, 2007 to for the purpose of an operating entity to develop, own, and manage art galleries. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

On August 16, 2007, in an acquisition classified as a transaction between parties under common control, Gallery Management Holding Corp. acquired all the outstanding common shares of Gallery Management, Inc. (100,000 common shares of Gallery Management Holding Corp. were issued for 100,000 common shares of Gallery Management, Inc.), making Gallery Management, Inc. a wholly owned subsidiary of Gallery Management Holding Corp. The results of operations of Gallery Management Holding Corp. and Gallery Management, Inc. have been consolidated from August 16, 2007 forward.

DEVELOPMENT STAGE

The Company is currently in the developmental stage and has no significant operations to date.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considered demand deposits and highly liquid-debt instruments purchased with maturity of three months or less to be cash equivalents.

Cash paid for interest during the period was $0.  Cash paid for income taxes during the period was $0.

Gallery Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 15, 2007 (Inception) Through November 30, 2007

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at November 30, 2007.

REVENUE RECOGNITION

The Company will be performing advertising and promotional activities. The revenue is recognized when the services are performed. As of  November 30, 2007 the Company has had limited operations.

Note 2 – Basis of Presentation

In the course of its life the Company has had limited operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management raised minimum capital through a private offering.  Management believes this will contribute toward its operations and subsequent profitability.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party Events

The Company currently has an office located at an address maintained by the President on a rent free basis.

Note 4 – Capital Stock

The Company authorized 50,000,000 shares of .001 par value common stock.  Through October 31, 2007, the Company issued a total of 22,210,200 shares raising $42,833.

On August 15, 2007 the Company issued 100,000 shares of $.001 par value common stock for $100 in services.

Gallery Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 15, 2007 (Inception) Through November 30, 2007

Note 4 – Capital Stock (continued)

On August 16, 2007 the Company issued 33,000 shares of $.001 par value common stock for $33 in cash or $.001 per share.

On August 16, 2007 the Company issued 1,006,000 shares of $.001 par value common stock for services valued at $1,006 or $.001 per share.

On August 16, 2007 the Company issued 20,900,000 shares of $.001 par value common stock to a founder for art work valued at $21,000 or $.001 per share.

In October 2007 the Company issued 4,200 shares of $.001 par value common stock for $1,050 in cash or $.25 per share as part of a private offering.

In November 2007 the Company issued 167,000 shares of $.001 par value common stock for $41,750 in cash or $.25 per share as part of a private offering.

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of November 30, 2007.

The Company has declared no dividends through November 30, 2007.

Note 6 -  Income Taxes

At November 30, 2007, the Company had a tax loss of $(49,924). As of November 30, 2007 the Company has fully allowed for these losses in the valuation allowance. The valuation allowance offset the net deferred tax asset for which there is no assurance of recovery.

The net operating loss carry forward will expire in 2027.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each of our directors is elected by the stockholders to a term of one year and serves until his successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no committees. Each person listed below is also a director.

     The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)

Darlene Nelson	69	President, Chief Executive
9093 E. Nassau Ave		Officer, Treasurer, and
Denver, Colorado 80237		Chief Financial Officer

Michael McGill	49	Secretary and Director
9093 E. Nassau Ave
Denver, Colorado 80237

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. These officers and directors are our only officers, directors, promoters and control persons. Neither is related to the other. Neither can be considered to be independent directors.

Background Information about Our Officers and Directors

Darlene Nelson has been our President and a Director since our inception. She has been an Executive Director for Gallery One, in Denver, Colorado since 1979 in charge of  sales, management, art auctions and show scheduling. pon her return to Denver, from 1991 to 2007 she managed Gallery One in Cherry Creek. Ms. Nelson attended the University of Minnesota majoring in business.

Michael McGill has been our Secretary and a Director since November, 2007. He is the founder of MK Roofing Inc. and has been Chief Executive Officer and President of this organization from 1991 to the present.  MK Roofing is a private company which does commercial flat roofing. Mr. McGill holds a Bachelor of Science degree from the University of Northern Colorado, and a certified teacher’s certificate in science, which he received in 1990.

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 10. EXECUTIVE COMPENSATION

Ms. Nelson was paid a total of $1,703 in salary for services rendered to us through November 30, 2007.  We intend to pay Ms. Nelson at the same rate of pay for the coming fiscal year. Otherwise, we have no plans to pay any other compensation to our officers or directors in the future.

Our directors do not receive any compensation for their services rendered to us, nor have they received such compensation in the past.  As of the date hereof, we have no funds available to pay our directors.  Further, our directors are not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our directors in the future.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of February 19, 2008, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 22,210,200 common shares were issued and outstanding as of February 19, 2008.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

Darlene Nelson
9093 E. Nassau Ave	21,000,000	95.4%
Denver, Colorado 80237

Michael McGill
9093 E. Nassau Ave	2,000	0.009%
Denver, Colorado 80237

All Officers and Directors as a Group	21,002,000	95.5%
(two persons)
    ___________________
      (1)  All shares owned of record.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 300 square feet of office space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
21.1*	List of Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, January 28, 2008.

(b)             Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the year ended November 30, 2007, in this prospectus have been audited by Ronald R. Chadwick, P.C., of Aurora, Colorado, independent registered public accounting firm, to the extent and for the periods set forth in their report, and are set forth in this prospectus in reliance upon such report given upon the authority of them as experts in auditing and accounting.

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $3,000 for the year ended November 30, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2008.

GALLERY MANAGEMENT HOLDING CORP.

By:	/s/ Darlene Nelson
Darlene Nelson
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 22, 2008	By:	/s/ Darlene Nelson
Darlene Nelson
Director

Date: February 22, 2008	By:	/s/ Michael McGill
Michael McGill
Director