Form 10QSB
period 2008-02-29
GALLERY MANAGEMENT HOLDING CORP
filed 2008-04-11
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended February 29, 2008

Commission File No. 000-53101

GALLERY MANAGEMENT HOLDING CORP.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-0811822
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

9093 E. Nassau Ave.
Denver, Colorado	80237
(Address of principal executive offices)	(zip code)

(303)868-9494
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]   No [X].

Registrant's revenues for its most recent fiscal quarter were $1,295. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 29, 2008, was 22,210,200.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

GALLERY MANAGEMENT HOLDING CORP.

10-QSB

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Gallery Management Holding Corp., a Colorado corporation, and our wholly-owned subsidiary, Gallery Management, Inc.

ITEM 1. FINANCIAL STATEMENTS

GALLERY MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended February 29, 2008

GALLERY MANAGEMENT HOLDING CORP.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Gallery Management Holdings Corp.
Consolidated Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	February	November
	29, 2008	30, 2007
ASSETS

Cash	$17,199	$30,125
Accounts receivable	514	514
Inventory - artwork	4,000	4,000

Total current assets	21,713	34,639

TOTAL ASSETS	$21,713	$34,639

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$340	$750
Interest payable	643	284
Payroll taxes payable	53	590
Current portion notes payable - related party	18,000	18,000

Total current liabilities	19,036	19,624

TOTAL LIABILITIES	19,036	19,624

SHAREHOLDERS' EQUITY

Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,210,200 shares.	22,210	22,210

Capital paid in excess of par value	42,729	42,729

Deficit accumulated during the development stage	(62,262)	(49,924)

TOTAL SHAREHOLDERS' EQUITY	2,677	15,015

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,713	$34,639

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holdings Corp.
Consolidated Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited 3 Months Ended February 29, 2008	Unaudited August 15, 2007 (inception) through February 29, 2008

Revenue	$1,295	$3,281

Operating expenses
Accounting	750	4,500
Advertising & promotion	-	1,500
Bank charges	-	5
Consulting	-	2,106
Office	3,634	4,003
Legal	7,700	32,700
Salaries & wages	1,080	2,783
Taxes - payroll	110	303

Total General and administrative expenses	13,274	47,900

(Loss) before other expenses	(11,979)	(44,619)

Other (expenses)
Interest	(359)	(643)
Write down of inventory	-	(17,000)

Total other expenses	(359)	(17,643)

Net (Loss)	$(12,338)	$(62,262)

Basic (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	22,210,200	22,210,200

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 100,000 shares
for services valued at $100 or $.001 per share	100,000	100		-	100

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,006,000
shares of par value $.001 common stock
for services valued at $1,006 or $.001 per share	1,006,000	1,006	-		1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000	20,900,000	20,900	100		21,000

October 2007 issued 4,200
shares of par value $.001 common stock
for cash of $1,050 or $.25 per share	4,200	4	1,046		1,050

November 2007 issued 167,000
shares of par value $.001 common stock
for cash of $41,750 or $.25 per share	167,000	167	41,583		41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	22,210,200	$22,210	$42,729	$(49,924)	$15,015

Net (Loss)	-	-	-	(12,338)	(12,338)

Balance at February 29, 2008 (unaudited)	22,210,200	$22,210	$42,729	$(62,262)	$2,677

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holdings Corp.
Consolidated Unaudited Statement Of Cash Flows
(A Development Stage Company)

	Unaudited 3 Months Ended February 29, 2008	Unaudited August 15, 2007 (inception) through February 29, 2008

Net (Loss)	$(12,338)	$(62,262)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	22,106
Increase in inventory	-	(4,000)
Increse in accounts receivavble	-	(514)
Increase (Decrease) in accounts payable	(410)	340
Increase (Decrease) in payroll taxes payable	(537)	53
Increase in interest payable	359	643

Net cash (used) in operation activities	(12,926)	(43,634)

Cash flows from investing activities:
	-	-

Net cash (used) in investing activities	-	-

Cash flows from financing activities:
Issuance of common stock	-	42,833
Notes payable	-	18,000
Issuance of common stock	-	-
		-
Net cash provided from financing activities	-	60,833

Net increase in cash	(12,926)	17,199
Cash at beginning of period	30,125	-
Cash at end of period	$17,199	$17,199

Supplemental disclosure information:
Stock issued for services and art work	$22,106	$22,106

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holding Corp.
Notes To Consolidated Unaudited Financial Statements
For The Three Month Period Ended February 29, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended February 29, 2008 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month period ended February 29, 2008 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2008.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-KSB for the year ended November 30, 2007 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB and any Current Reports on Form 8-K.

Risk Factors

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

Risks Related to Our Business and Industry

We are recently formed, have no substantial operating history, and have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business.

We were organized as a corporation on August 15, 2007.  We have no substantial operating history.  Our sales depend upon the number of customers we can generate.  From our inception on August 15, 2007 through February 29, 2008, we generated $3,281in revenue. We had a net loss of $62,262 for this period. For the fiscal quarter ended February 29, 2008, we generated $1,295 in revenue. We had a net loss of $12,338 for this period. We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

For the period ended November 30, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

■	our ability to increase our operations;
■	our ability to locate clients who will purchase our gallery services; and
■	our ability to generate revenues.

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

We have a limited operating history, based upon limited revenues and a lack of profitability. These factors make it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price.

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

As a company with limited operating history, we are inherently a risky investment.  An investor could lose his entire investment.

We have limited operating history. Because we are a company with a limited  history, the operations in which we engage in, the internet gallery business,  is an extremely risky business. An investor could lose his entire investment.

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

There has been, and continues to be, no public market for our common stock. An active trading market for our shares  has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

■	actual or anticipated fluctuations in our operating results;

■	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

■	changes in market valuations of other companies, particularly those that market services and products such as ours;

■	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

■	departures of key personnel.

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

Overview and History

Gallery Management Holding Corp. organized as a corporation under the laws of the State of Colorado on  August 15, 2007.

We have two lines of business. We provide consulting services in the management of art galleries in the Denver, Colorado metropolitan area. We also plan to market fine art, antiques and collectibles on a retail consignment basis, on the internet through our subsidiary, Gallery Management, Inc.  Our  primary outlet is anticipated to be Ebay, where we believe that we will receive  maximum marketing exposure with minimal expense. Our subsidiary plans to acquire fine art, antiques and collectibles to be marketed on the internet  solely on a consignment basis. We do not plan to carry an inventory. We have no definitive plans to be involved in any other activities at the present time other than our present proposed business.

Our headquarters are located at 9093 E. Nassau Ave., Denver, Colorado 80237. Our phone number at our headquarters is (303) 868-9494. Our fiscal year end is November 30th.

Results of Operations

The following discussion involves our results of operations for the three months ending February 29, 2008 and the period from inception through February 2008.

For the fiscal quarter ended February 29, 2008 we had $1,295 in revenue, compared to $3,281 in revenue from inception through February 29, 2008.

General and administrative expenses for the three months ended February 29, 2008 were $13,274, compared to $47,900 for the period from inception through February 28, 2008. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $359 for the three months ended February 29, 2008, compared to a net loss of $17,643 for the period from inception through February 28, 2008. The net loss for the period from inception through February 28, 2008 included a write down of $17,000 in inventory.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of our current fiscal year.

Liquidity and Capital Resources

As of February 29, 2008, we had cash or cash equivalents of $17,199.

Net cash used in operating activities was $12,926 for the three months ended February 29, 2008 compared to $ 43,634 for the period from inception through February 28, 2008. This amount included $22,106 in stock issued for services. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the three months ended February 29, 2008, compared to $-0- for the period from inception through February 28, 2008.

Cash flows provided by financing activities were $-0- for the three months ended February 29, 2008, compared to $60,833  for the period from inception through February 28, 2008. All cash flows were related to our stock issuances and borrowings.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to expand our current operations. We plan to buy additional equipment to be used in our operations.

We believe that our recent offering will provide sufficient capital in the short term for our current level of operations, which includes becoming profitable. Additional resources will be needed to expand into additional locations.

Otherwise, we do not anticipate needing to raise additional capital resources in the next twelve months.

Until the current operations become cash flow positive, our officers and directors will fund the operations to continue the business. At this time we have no other resources on which to get cash if needed without their assistance.

Our principle source of liquidity is our operations. Our variation in sales is based upon the level of our catering event activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. A slow down in entertaining activity will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of catering events and, consequently, our sales. If we succeed in expanding our customer base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful.

Plan of Operation

Our plan for the twelve months beginning January 1, 2008 is to make a profit by December 31, 2008. Our company has a limited history of operations with respect to our consulting business and has no history operating an Internet gallery.

We act as both a management consultant to art galleries and an Internet gallery. We plan to earn income by selling our products.

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

Recently Issued Accounting Pronouncements.

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality.

We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including our combined Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure. There was no change in internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Rules 13a-15 or 15d-15 during the period covered by this Quarterly Report of Form 10-QSB that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
21.1*	List of Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, January 28, 2008.

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended February 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gallery Management Holding Corp.

	By:	/s/ Darlene Nelson
Date: April 10, 2008		Darlene Nelson Chief Executive Officer Chief Financial Officer