Form 10QSB
period 2008-08-31
GALLERY MANAGEMENT HOLDING CORP
filed 2008-10-09
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended August 31, 2008

Commission File No. 000-53101

GALLERY MANAGEMENT HOLDING CORP.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-0811822
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

9093 E. Nassau Ave.
Denver, Colorado	80237
(Address of principal executive offices)	(zip code)

(303) 868-9494
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]   No [X ].

Registrant's revenues for its most recent fiscal quarter were $1,881. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 1, 2008, was 22,210,200.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORM 10-QSB
GALLERY MANAGEMENT HOLDING CORP.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Gallery Management Holding Corp., a Colorado corporation, and our wholly-owned subsidiary, Gallery Management, Inc.

ITEM 1. FINANCIAL STATEMENTS

GALLERY MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended August 31, 2008

GALLERY MANAGEMENT HOLDING CORP.
Consolidated Financial Statements
(Unaudited)

Gallery Management Holdings Corp.
Consolidated Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	August	November
	31, 2008	30, 2007
ASSETS

Cash	$636	$30,125
Accounts receivable	514	514
Inventory - artwork	4,000	4,000

Total current assets	5,150	34,639

TOTAL ASSETS	$5,150	$34,639

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$-	$750
Interest payable	1,363	284
Payroll taxes payable	690	590
Current portion notes payable - related party	18,000	18,000

Total current liabilities	20,053	19,624

TOTAL LIABILITIES	20,053	19,624

SHAREHOLDERS' EQUITY

Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,210,200 shares.	22,210	22,210

Capital paid in excess of par value	42,729	42,729

Deficit accumulated during the development stage	(79,842)	(49,924)

TOTAL SHAREHOLDERS' EQUITY	(14,903)	15,015

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,150	$34,639

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holdings Corp.
Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited
	3 Months	August 15,
	Ended	2007 (inception)
	August	through August
	31, 2008	31, 2007

Revenue	$1,881	$-

Operating expenses
Accounting	1,500	-
Advertising & promotion	-	-
Consulting	-	1,106
Office	1,110	-
Legal	7,500	-
Salaries & wages	1,215	-
Stock transfer fees	-	-
Taxes - payroll	123	-

Total General and administrative expenses	11,448	1,106

(Loss) before other expenses	(9,567)	(1,106)

Other (expenses)
Interest	(360)	-
Write down of inventory	-	(17,000)

Total other expenses	(360)	(17,000)

Net (Loss)	$(9,927)	$(18,106)

Basic (Loss) Per Share	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding	22,210,200	1,836,583

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holdings Corp.
Consolidated Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	9 Months	August 15,	August 15,
	Ended	2007 (inception)	2007 (inception)
	August	through August	through August
	31, 2008	31, 2007	31, 2008

Revenue	$6,574	$-	$8,560

Operating expenses
Accounting	3,750	-	7,500
Advertising & promotion	550	-	2,050
Consulting	500	1,106	2,606
Office	5,803	-	6,177
Legal	15,700	-	40,700
Salaries & wages	5,030	-	6,733
Stock transfer fees	3,551	-	3,551
Taxes - payroll	529	-	722

Total General and administrative expenses	35,413	1,106	70,039

(Loss) before other expenses	(28,839)	(1,106)	(61,479)

Other (expenses)
Interest	(1,079)	-	(1,363)
Write down of inventory	-	(17,000)	(17,000)

Total other expenses	(1,079)	(17,000)	(18,363)

Net (Loss)	$(29,918)	$(18,106)	$(79,842)

Basic (Loss) Per Share	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares
Outstanding	22,210,200	1,836,583	22,210,200

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holdings Corp.
Consolidated Unaudited Statement Of Cash Flows
(A Development Stage Company)
	Unaudited	Unaudited	Unaudited
	9 Months	August 15,	August 15,
	Ended	2007 (inception)	2007 (inception)
	August	through August	through August
	31, 2008	31, 2007	31, 2008

Net (Loss)	$(29,918)	$(18,106)	$(79,842)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services and art work	-	22,106	22,106
Increase in inventory	-	(4,000)	(4,000)
Increase in accounts receivavble	-	-	(514)
Increase (Decrease) in accounts payable	(750)	-	-
Increase (Decrease) in payroll taxes payable	100	-	690
Increase in interest payable	1,079	-	1,363

Net cash (used) in operation activities	(29,489)	-	(60,197)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	33	42,833
Notes payable	-	-	18,000
Issuance of common stock	-	-	-
			-
Net cash provided from financing activities	-	33	60,833

Net increase in cash	(29,489)	33	636
Cash at beginning of period	30,125	-	-
Cash at end of period	$636	$33	$636

Supplemental disclosure information:
Stock issued for services and art work	$-	$22,106	$22,106

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 100,000 shares
for services valued at $100 or $.001 per share	100,000	100		-	100

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,006,000
shares of par value $.001 common stock
for services valued at $1,006 or $.001 per share	1,006,000	1,006	-		1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000	20,900,000	20,900	100		21,000

October 2007 issued 4,200
shares of par value $.001 common stock
for cash of $1,050 or $.25 per share	4,200	4	1,046		1,050

November 2007 issued 167,000
shares of par value $.001 common stock
for cash of $41,750 or $.25 per share	167,000	167	41,583		41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	22,210,200	$22,210	$42,729	$(49,924)	$15,015

Net (Loss)	-	-	-	(29,918)	(29,918)

Balance at August 31, 2008 (unaudited)	22,210,200	$22,210	$42,729	$(79,842)	$(14,903)

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holding Corp.
Notes To Unaudited Financial Statements
For The Three Month and Nine Month Period Ended August 31, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim period ended August 31, 2008 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month and six month period ended August 31, 2008 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2008.

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

Risks Related to Our Business and Industry

We have no substantial operating history, and have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business.

We have no substantial operating history.  Our sales depend upon the number of customers we can generate.  From our inception on August 15, 2007 through August 31, 2008, we generated $8,560 in revenue.  We had a net loss of $79,842 for this period.  For the fiscal quarter ended August 31, 2008, we generated $1,881 in revenue.  We had a net loss of $9,927 for this period. We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

Results of Operations

The following discussion involves our results of operations for the three and nine months ending August 31, 2008 and the period from inception through August 31, 2008.

For the fiscal quarter ended August 31, 2008 we had $1,881 in revenue, compared to $8,560 in revenue from inception through August 31, 2008. We had $6,574 in revenue for the nine month period ended August 31, 2008.

General and administrative expenses for the three months ended August 31, 2008 were $11,448, compared to $70,039 for the period from inception through August 31, 2008.  General and administrative expenses for the nine months ended August 31, 2008 were $35,413.  The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $9,927 for the three months ended August 31, 2008 and a net loss of $29,918 for the nine months ended August 31, 2008, compared to a net loss of $79,842 for the period from inception through August 31, 2008. The net loss for the period from inception through August 31, 2008 included a write down of $17,000 in inventory.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of our current fiscal year.

Liquidity and Capital Resources

As of August 31, 2008, we had cash or cash equivalents of $636.

Net cash used in operating activities was $29,489 for the nine months ended August 31, 2008 compared to $60,197 for the period from inception through August 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the nine months ended August 31, 2008, compared to $-0- for the period from inception through August 31, 2008.

Cash flows provided by financing activities were $-0- for the nine months ended August 31, 2008, compared to $60,833 for the period from inception through August 31, 2008. All cash flows were related to our stock issuances and borrowings.

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

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3 .	Bring in additional capital that may result in a change of control; or

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of August 31, 2008, being the date of our most recently completed fiscal quarter end. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

  The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Changes in Internal Control over Financial Reporting

    During our most recently completed fiscal quarter ended August 31, 2008, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

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

            * Previously filed with Form SB-2 Registration Statement, January 28, 2008.

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended August 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gallery Management Holding Corp.

	By:	/s/ Darlene Nelson
Date: October 9, 2008		Darlene Nelson Chief Executive Officer Chief Financial Officer