Form 10-K
period 2008-11-30
GALLERY MANAGEMENT HOLDING CORP
filed 2009-03-12
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   November 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
    Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
    Yes []  No [X].

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 13, 2009, was 22,210,200.

FORM 10-K

Gallery Management Holding Corp.

INDEX

           For purposes of this prospectus, unless otherwise indicated or the context otherwise requires, all references herein to “Gallery Management,” “we,” “us,” and “our,” refer to Gallery Management Holding Corp., a Colorado corporation, and our wholly-owned subsidiary, Gallery Management, Inc.

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

Our plan for the twelve months beginning January 1, 2009 is to make a profit by December 31, 2009. Our company has a limited history of operations with respect to our consulting business and has no history operating an Internet gallery.

We are a development stage company. We act as both a management consultant to art galleries and plan to develop an Internet gallery. We earn income by selling our products.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2009. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

    We plan to operate out of one office in Colorado. We have no specific plans at this point for additional offices.

Proposed Milestones to Implement Business Operations

At the present time, we operate from one location in Denver, Colorado. Our plan is to make our operation profitable by December 31, 2009. We estimate that we must generate approximately $35,000 in revenues per year to be profitable.

We believe that we can be profitable or at break even by the end of our next fiscal year, assuming sufficient revenues. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash.  In addition, Ms. Nelson agreed to loan such additional funds as may be necessary through December 31, 2009 for working capital purposes. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

 Backlog

At November 30, 2008, we had no backlogs.

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

Proprietary Information

           We own no proprietary information.

Government Regulation

We are not subject to any material government or industry regulation.

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

Item 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case , the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Business and Industry

We have no substantial operating history, and have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business.

We were organized as a corporation on August 15, 2007.  We have no substantial operating history.  Our sales depend upon the number of customers we can generate.  From our inception on August 15, 2007 through November 30, 2008, we generated $9,974 in revenue. We had a net loss of $83,084 for this period. We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended November 30, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to generate substantial operations;
•	our ability to locate clients who will purchase our gallery services; and
•	our ability to generate substantial revenues.

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Ms. Nelson, our President. In the event that we need additional capital, Ms. Nelson has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

As a company with limited operating history, we are inherently a risky investment. An investor could lose his entire investment.

We have a limited operating history. Because we are a company with a limited history, the operations in which we engage in, the internet gallery business, is an extremely risky business. An investor could lose his entire investment.

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

We plan to be in the art and collectibles business through consignment sales over the Internet and in the consulting business for gallery management.  Our proposed operations, even if successful, will in all likelihood result in the operation of only two businesses. Our lack of diversity into a number of areas may subject us to economic fluctuations within our particular businesses or industry and therefore increase the risks associated with our proposed operations.

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

PART II

 ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of February 13, 2009, there were sixty-three record holders of our common stock, and there were 22,210,200 shares of our common stock outstanding.

Market Information

Our shares of common stock are quoted on the Over-the-Counter Bulletin Board under the trading symbol GMHC. The shares became trading on September 19, 2008 but there is no extensive history of trading. The high and low bid price has been $1.55 and $0.05, respectively, during the entire time the shares have been quoted. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

Stock Transfer Agent

           The stock transfer agent for our securities is X-Pedited Transfer Corporation, of Denver, Colorado.  Their address is 535 Sixteenth Street, Suite 810, Denver, Colorado 80202.  Their phone number is (303) 573-1000.

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

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

 From our inception on August 15, 2007 through November 30, 2008, we generated $9,974 in revenue. We had a net loss of $83,084 for this period.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop an internet gallery company and our ability to generate revenues.

For the fiscal year ended November 30, 2008, we generated a total of $7,988 in revenues compared to $1,986 in revenues from inception on August 15, 2007 through November 30, 2007.

Operating expenses, which consisted of general and administrative expenses, for the fiscal year ended November 30, 2008, were $39,688. We paid salaries and wages of $5,915 for the fiscal year ended November 30, 2008. For the period from inception on August 15, 2007 through November 30, 2007 operating expenses were $34,626. The major components of general and administrative expenses include management fees, advertising and promotion, legal and accounting fees.

As a result, for the fiscal year ended November 30, 2008, we had a net loss of $33,160. For the period from inception on August 15, 2007 through November 30, 2007, we had a net loss of $49,924.

Because we pay minimal salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Ms. Nelson has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

Liquidity and Capital Resources.

 As of November 30, 2008, we had cash or cash equivalents of $1,215.

Net cash used for operating activities was $31,410 for the fiscal year ended November 30, 2008, compared to $30,708 from inception on August 15, 2007 through November 30, 2007.

Cash flows used in investing activities were $-0- for the fiscal year ended November 30, 2008, compared to $-0-from inception on August 15, 2007 through November 30, 2007.

Cash flows provided by financing activities were $2,500 for the fiscal year ended November 30, 2008, compared to $60,833 from inception on August 15, 2007 through November 30, 2007. These cash flows were all related to sales of stock and loans.

Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Ms. Nelson has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GALLERY MANAGEMENT HOLDING CORP.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

 With Independent Accountant’s Audit Report

For the period August 15, 2007 (Inception) Through November 30, 2007
And the year ended November 30, 2008

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Gallery Management Holding Corp.
Denver, Colorado

I have audited the accompanying consolidated balance sheets of Gallery Management Holding Corp. (a development stage company) as of November 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended November 30, 2008, the period from August 15, 2007 (inception) through November 30, 2007, and for the year ended November 30, 2008, the period from August 15, 2007 (inception) through November 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gallery Management Holding Corp. as of November 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended November 30, 2008, the period from August 15, 2007 (inception) through November 30, 2007, and for the year ended November 30, 2008, the period from August 15, 2007 (inception) through November 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 10, 2009	RONALD R. CHADWICK, P.C.

Gallery Management Holdings Corp.
(A Development Stage Company)
Consolidated Balance Sheet
November 30

ASSETS
	2008	2007
Current Assets

Cash	$1,215	$30,125
Accounts receivable	158	514
Inventory, artwork	4,000	4,000

Total current assets	5,373	34,639

TOTAL ASSETS	$5,373	$34,639

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$275	$750
Interest payable	1,744	284
Payroll taxes payable	999	590
Current portion notes payable - related party	20,500	18,000

Total current liabilities	23,518	19,624

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$23,518	$19,624

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,210,200 shares.	22,210	22,210

Capital paid in excess of par value	42,729	42,729

Deficit accumulated during the development stage	(83,084)	(49,924)

TOTAL SHAREHOLDERS' EQUITY	(18,145)	15,015

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,373	$34,639

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Operations

	Year ended November 30, 2008	August 15, 2007 (inception) through November 30, 2007	August 15, 2007 (inception) through November 30, 2008

Revenue	$7,988	$1,986	$9,974

Operating expenses
Accounting	5,250	3,750	9,000
Advertising & promotion	550	1,500	2,050
Bank charges	-	5	5
Consulting	999	2,106	3,105
Office	6,077	369	6,446
Legal	15,700	25,000	40,700
Salaries & wages	5,915	1,703	7,618
Stock transfer fees	4,578	193	4,771
Taxes - payroll	619	-	619

Total General and administrative expenses	39,688	34,626	74,314

(Loss) before other expenses	(31,700)	(32,640)	(64,340)

Other (expenses)
Interest	(1,460)	(284)	(1,744)
Write down of inventory	-	(17,000)	(17,000)

Total other expenses	(1,460)	(17,284)	(18,744)

Net (Loss)	$(33,160)	$(49,924)	$(83,084)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	22,210,200	22,041,100	22,210,200

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Cash Flows

	Year ended November 30, 2008	August 15, 2007 (inception) through November 30, 2007	August 15, 2007 (inception) through November 30, 2008

Net Income (Loss)	$(33,160)	$(49,924)	$(83,084)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	22,106	22,106
Increase in inventory	-	(4,000)	(4,000)
(Increase) Decrease in accounts receivavble	356	(514)	(158)
Increase (Decrease) in accounts payable	(475)	750	275
Increase in payroll taxes payable	409	590	999
Increase in interest payable	1,460	284	1,744

Net cash (used) in operation activities	(31,410)	(30,708)	(62,118)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	42,833	42,833
Notes payable	2,500	18,000	20,500
Issuance of common stock	-	-	-

Net cash provided from financing activities	2,500	60,833	63,333

Net increase in cash	(28,910)	30,125	1,215
Cash at beginning of period	30,125	-	-
Cash at end of period	$1,215	$30,125	$1,215

Supplemental disclosure information:
Stock issued for services and art work	$-	$22,106	$22,106
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 100,000 shares
for services valued at $100 or $.001 per share	100,000	100		-	100

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,006,000
shares of par value $.001 common stock
for services valued at $1,006 or $.001 per share	1,006,000	1,006	-		1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000	20,900,000	20,900	100		21,000

October 2007 issued 4,200
shares of par value $.001 common stock
for cash of $1,050 or $.25 per share	4,200	4	1,046		1,050

November 2007 issued 167,000
shares of par value $.001 common stock
for cash of $41,750 or $.25 per share	167,000	167	41,583		41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	22,210,200	$22,210	$42,729	$(49,924)	$15,015

Net (Loss)	-	-	-	(33,160)	(33,160)

Balance at November 30,2008	22,210,200	$22,210	$42,729	$(83,084)	$(18,145)

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 15, 2007 (Inception) Through November 30, 2007
And the year ended November 30, 2008

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

Cash paid for interest during the periods ended November 30, 2008 and 2007 was $0.  Cash paid for income taxes during the periods ended November 30, 2008 and 2007 was $0.

Gallery Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 15, 2007 (Inception) Through November 30, 2007
And the year ended November 30, 2008

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at November 30, 2008 and 2007.

REVENUE RECOGNITION

The Company will be performing advertising and promotional activities. The revenue is recognized when the services are performed. As of  November 30, 2008 the Company has had limited operations.

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
And the year ended November 30, 2008

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

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of November 30, 2008.

The Company has declared no dividends through November 30, 2008.

Note 6 -  Income Taxes

At November 30, 2008 and 2007, the Company had a tax loss of  $33,160 and $49,924 respectively.  As of November 30, 2008 and 2007 the Company has fully allowed for these losses in the valuation allowance. The valuation allowance offset the net deferred tax asset for which there is no assurance of recovery.

The net operating loss carry forward will begin to expire in 2027.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of November 30, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as November 30, 2008.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

     The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)

Darlene Nelson	70	President, Chief Executive
9093 E. Nassau Ave		Officer, Treasurer, and
Denver, Colorado 80237		Chief Financial Officer

Michael McGill	50	Secretary and Director
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 11. EXECUTIVE COMPENSATION

None of our officers or directors received or was entitled to receive remuneration in excess of $100,000 for the fiscal years ended November 30, 2008 or 2007. We were incorporated on August 15, 2007.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Darlene Nelson	2008	$5,915	-0-	-0-	-0-	-0-	-0-	-0-	$5,915
Chief Executive	2007	$1,703	-0-	-0-	-0-	-0-	-0-	-0-	$1,703
Officer

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

            The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of February 13, 2009, was known by us to own beneficially more than five percent (5%) of our common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 22,210,200 common shares were issued and outstanding as of February 13, 2009.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

Darlene Nelson
9093 E. Nassau Ave	21,000,000	95.4%
Denver, Colorado 80237

Michael McGill
9093 E. Nassau Ave	2,000	0.009%
Denver, Colorado 80237

All Officers and Directors as a Group	21,002,000	95.5%
(two persons)
    ___________________
      (1)  All shares owned of record.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 300 square feet of office space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., of Aurora, Colorado , Certified Public Accountants, billed an aggregate of $3,750 for the year ended November 30, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $3,000 for the year ended November 30, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2009.

GALLERY MANAGEMENT HOLDING CORP.

By:	/s/ Darlene Nelson
Darlene Nelson
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 12, 2009	By:	/s/ Darlene Nelson
Darlene Nelson
Director

Date: March 12, 2009	By:	/s/ Michael McGill
Michael McGill
Director