Form 10-Q
period 2009-02-28
GALLERY MANAGEMENT HOLDING CORP
filed 2009-04-14
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   February 28, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer[ ]	Accelerated filer[ ]

Non-accelerated filer[ ]	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]   No [X]

As of February 28, 2009, registrant had outstanding 22,210,200 shares of the registrant's common stock.

FORM 10-Q

GALLERY MANAGEMENT HOLDING CORP.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION	Page
Item 1. Financial Statements for the period ended February 28, 2009
Balance Sheets	5
Statements of Operations (Unaudited)	6
Consolidated Statement of Shareholders' Equity (Unaudited )	7
Statements of Cash Flows (Unaudited)	2
Notes to Financial Statements	9

Item 2. Management’s Discussion and Analysis and Plan of Operation	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

Item 4T. Controls and Procedures	14

PART II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	21

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to GALLERY MANAGEMENT HOLDING CORP. and our subsidiary, Gallery Management, Inc.

ITEM 1. FINANCIAL STATEMENTS

GALLERY MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended February 28, 2009

Gallery Management Holding Corp.
Consolidated Financial Statements
(Unaudited)

GALLERY MANAGEMENT HOLDING CORP.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	February	November
	28, 2009	30, 2008
ASSETS

Cash	$3,328	$1,215
Accounts receivable	1,814	158
Inventory - artwork	4,000	4,000

Total current assets	9,142	5,373

TOTAL ASSETS	$9,142	$5,373

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$772	$275
Interest payable	2,162	1,744
Payroll taxes payable	999	999
Current portion notes payable - related party	28,500	20,500

Total current liabilities	32,433	23,518

TOTAL LIABILITIES	32,433	23,518

SHAREHOLDERS' EQUITY

Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,210,200 shares.	22,210	22,210

Capital paid in excess of par value	42,729	42,729

Deficit accumulated during the development stage	(88,230)	(83,084)

TOTAL SHAREHOLDERS' EQUITY	(23,291)	(18,145)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,142	$5,373

The accompanying notes are an integral part of the consolidated financial statements.

GALLERY MANAGEMENT HOLDING CORP.
(A Development Stage Company)

CONSOLIDATED UNAUDITED
STATEMENTS OF OPERATIONS
(Unaudited)

	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	August 15,
	Ended	Ended	2007 (inception)
	February	February	through February
	28, 2009	29, 2008	28, 2009

Revenue	$3,048	$1,295	$13,022

Operating expenses
Accounting	3,250	750	12,250
Advertising & promotion	-	-	2,050
Bank charges	30	-	35
Consulting	-	-	3,105
Office	497	3,634	6,943
Legal	-	7,700	40,700
Salaries & wages	-	1,080	7,618
Stock transfer fees	-	-	4,771
Taxes - payroll	-	110	619

Total General and administrative expenses	3,777	13,274	78,091

(Loss) before other expenses	(729)	(11,979)	(65,069)

Other (expenses)
Interest	(4,417)	(359)	(6,161)
Write down of inventory	-	-	(17,000)

Total other expenses	(4,417)	(359)	(23,161)

Net (Loss)	$(5,146)	$(12,338)	$(88,230)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	22,210,200	22,210,200	22,210,200

The accompanying notes are an integral part of the consolidated financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)

Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 100,000 shares
for services valued at $100 or $.001 per share	100,000	100		-	100

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,006,000
shares of par value $.001 common stock
for services valued at $1,006 or $.001 per share	1,006,000	1,006	-		1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000	20,900,000	20,900	100		21,000

October 2007 issued 4,200
shares of par value $.001 common stock
for cash of $1,050 or $.25 per share	4,200	4	1,046		1,050

November 2007 issued 167,000
shares of par value $.001 common stock
for cash of $41,750 or $.25 per share	167,000	167	41,583		41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	22,210,200	$22,210	$42,729	$(49,924)	$15,015

Net (Loss)	-	-	-	(33,160)	(33,160)

Balance at November 30,2008	22,210,200	$22,210	$42,729	$(83,084)	$(18,145)

Net (Loss)	-	-	-	(5,146)	(5,146)

Balance at February 28, 2009 (Unaudited)	22,210,200	$22,210	$42,729	$(88,230)	$(23,291)

The accompanying notes are an integral part of the consolidated financial statements.

GALLERY MANAGEMENT HOLDING CORP.
(A Development Stage Company)

CONSOLIDATED UNAUDITED
STATEMENTS OF CASH FLOWS

	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	August 15,
	Ended	Ended	2007 (inception)
	February	February	through February
	28, 2009	29, 2008	28, 2008

Net (Loss)	$(5,146)	$(12,338)	$(88,230)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

	-	-
Stock issued for services	-	-	22,106
Increase in inventory	-	-	(4,000)
Increse in accounts receivavble	(1,656)	-	(1,814)
Increase (Decrease) in accounts payable	498	(410)	772
Increase (Decrease) in payroll taxes payable	-	(537)	999
Increase in interest payable	417	359	2,162

Net cash (used) in operation activities	(5,887)	(12,926)	(68,005)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-
Cash flows from financing activities:
Issuance of common stock	-	-	42,833
Notes payable	8,000	-	28,500
Issuance of common stock	-	-	-
			-
Net cash provided from financing activities	8,000	-	71,333
Net increase in cash	2,113	(12,926)	3,328
Cash at beginning of period	1,215	30,125	-
Cash at end of period	$3,328	$17,199	$3,328

Supplemental disclosure information:
Stock issued for services and art work	$22,106	$22,106	$22,106

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

 The accompanying notes are an integral part of the consolidated financial statements.

GALLERY MANAGEMENT HOLDING CORP.
(A Development Stage Company)

Notes To Unaudited Financial Statements
For The Three Month Period Ended February 28, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended February 28, 2009 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month period ended February 28 2009 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2009.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-KSB for the year ended November 30, 2008 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

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

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

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

Results of Operations

The following discussion involves our results of operations for the three months ending February 28, 2009, for the three months ending February 29, 2008 and the period from inception through February 28, 2009.

For the three months ended February 28, 2009, we had total revenues of $3,048. For the three months ended February 29, 2008, we had total revenues of $1,295. From inception through February 28, 2009, we had total revenues of $13,022.

Our operating expenses consisted primarily of general and administrative expenses. General and administrative expenses for the three months ended February 28, 2009 were $3,777. General and administrative expenses for the three months ended February 29, 2008 were $13,274.  General and administrative expenses were $78,091 for the period from inception through February 28, 2009. The major components of these general and administrative expenses were payments to consultants, professional fees, and maintenance supplies. While our general and administrative expenses will continue to be our largest expense item, we have brought this expense in line with our revenues for the three months ending February 28, 2009  and we believe that in the coming fiscal year we can control this expense as we reduce payments to consultants and professional fees.

We had a net loss of $5,146 for the three months ended February 28, 2009. We had a net loss of $12,338 for the three months ended February 29, 2008. We had a net loss of $88,230 for the period from inception through February 28, 2009.
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

Liquidity and Capital Resources

As of February 28, 2009, we had cash or cash equivalents of $3,328 compared to $17,199 as of February 29, 2008.

Net  cash used in operating activities was $5,887 for the three months ended February 28, 2009.  Net cash used in operating activities was $12,926 for the three months ended February 29, 2008. Net cash used in operating activities was $68,005 for the period from inception through February 28, 2009. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for all relevant periods.

Cash flows provided by financing activities were $8,000- for the three months ended February 28, 2009. Cash flows provided by financing activities were $-0- for the three months ended February 29, 2008. Cash flows provided from financing activities were $71,333 for the period from inception through February 28, 2009. All cash flows were related to our recent securities sales activity and to loans.

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

        If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    None.

ITEM 4. CONTROLS AND PROCEDURES

    Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Business and Industry

We have no substantial operating history, and have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business.

We were organized as a corporation on August 15, 2007.  We have no substantial operating history.  Our sales depend upon the number of customers we can generate.  From our inception on August 15, 2007 through February 28, 2009, we generated $13,022 in revenue. We had a net loss of $88,230 for this period. We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gallery Management Holding Corp.

	By:	/s/ Darlene Nelson
Date: April 14, 2008		Darlene Nelson Chief Executive Officer Chief Financial Officer