Form 10-Q
period 2009-05-31
GALLERY MANAGEMENT HOLDING CORP
filed 2009-07-13
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   May 31, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]    No [X]

As of June 30, 2009, registrant had outstanding 22,210,200 shares of the registrant's common stock.

FORM 10-Q

GALLERY MANAGEMENT HOLDING CORP.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to GALLERY MANAGEMENT HOLDING CORP. and our subsidiary, Gallery Management, Inc.

ITEM 1. FINANCIAL STATEMENTS

GALLERY MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended May 31, 2009

Gallery Management Holding Corp.
Consolidated Financial Statements
(Unaudited)

GALLERY MANAGEMENT HOLDING CORP.
CONSOLIDATED BALANCE SHEET
(A Development Stage Company)

	Unaudited	Audited
	May	November
	31, 2009	30, 2008
ASSETS

Cash	$675	$1,215
Accounts receivable	350	158
Inventory - artwork	4,000	4,000

Total current assets	5,025	5,373

TOTAL ASSETS	$5,025	$5,373

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$500	$275
Bank overdraft	1,104	-
Interest payable	2,731	1,744
Payroll taxes payable	378	999
Current portion notes payable - related party	28,500	20,500

Total current liabilities	33,213	23,518

TOTAL LIABILITIES	33,213	23,518

SHAREHOLDERS' EQUITY

Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,210,200 shares.	22,210	22,210

Capital paid in excess of par value	42,729	42,729

Deficit accumulated during the development stage	(93,127)	(83,084)

TOTAL SHAREHOLDERS' EQUITY	(28,188)	(18,145)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,025	$5,373

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDINGS CORP.
UNAUDITED STATEMENT OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

	3 Months	3 Months
	Ended	Ended
	May	May
	31, 2009	31, 2008

Revenue:	$350	$3,398

General & Administrative Expenses

Accounting	2,480	1,500
Advertising & promotion	-	550
Bank charges	-	69
Consulting	-	500
Office	639	990
Legal	-	500
Salaries & wages	1,410	2,735
Stock transfer fees	-	3,551
Taxes - payroll	142	296

Total General and administrative expenses	4,671	10,691

(Loss) before other expenses	(4,321)	(7,293)

Other (expenses)
Interest	(570)	(360)
Write down of inventory	-	-

Total other expenses	(576)	(360)

Net (Loss)	$(4,897)	$(7,653)

Basic (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	22,210,200	22,210,200

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDINGS CORP.
CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

	Unaudited 6 Months Ended May 31, 2009	Unaudited 6 Months Ended May 31, 2008	Unaudited August 15, 2007 (inception) through May 31, 2009

Revenue	$3,398	$4,693	$13,372

Operating expenses
Accounting	5,730	2,250	14,730
Advertising & promotion	-	550	2,050
Bank charges	30	69	35
Consulting	-	500	3,105
Office	1,136	4,624	7,582
Legal	-	8,200	40,700
Salaries & wages	1,410	3,815	9,028
Stock transfer fees	-	3,551	4,771
Taxes - payroll	142	406	761

Total General and administrative expenses	8,448	23,965	82,762

(Loss) before other expenses	(5,050)	(19,272)	(69,390)

Other (expenses)
Interest	(4,993)	(719)	(6,737)
Write down of inventory	-	-	(17,000)

Total other expenses	(4,993)	(719)	(23,737)

Net (Loss)	$(10,043)	$(19,991)	$(93,127)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	22,210,200	22,210,200	22,210,200

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDING CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 100,000 shares
for services valued at $100 or $.001 per share	100,000	100		-	100

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,006,000
shares of par value $.001 common stock
for services valued at $1,006 or $.001 per share	1,006,000	1,006	-		1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000	20,900,000	20,900	100		21,000

October 2007 issued 4,200
shares of par value $.001 common stock
for cash of $1,050 or $.25 per share	4,200	4	1,046		1,050

November 2007 issued 167,000
shares of par value $.001 common stock
for cash of $41,750 or $.25 per share	167,000	167	41,583		41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	22,210,200	$22,210	$42,729	$(49,924)	$15,015

Net (Loss)	-	-	-	(33,160)	(33,160)

Balance at November 30,2008	22,210,200	$22,210	$42,729	$(83,084)	$(18,145)

Net (Loss)	-	-	-	(10,043)	(10,043)

Balance at May 31, 2009 (Unaudited)	22,210,200	$22,210	$42,729	$(93,127)	$(28,188)

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)

	Unaudited 3 Months Ended May 31, 2009	Unaudited 3 Months Ended May 31, 2008	Unaudited August 15, 2007 (inception) through May 31, 2009

Net (Loss)	$(10,043)	$(19,991)	$(93,127)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

	-	-
Stock issued for services	-	-	22,106
Increase in inventory	-	-	(4,000)
Interest acretion	4,000		4,000
(Increase) in accounts receivavble	(192)	(1,840)	(350)
Increase (Decrease) in accounts payable	225	(750)	500
Increase (Decrease) in payroll taxes payable	(621)	74	378
Increase in interest payable	987	719	2,731

Net cash (used) in operation activities	(5,644)	(21,788)	(67,762)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	42,833
Notes payable	4,000	-	24,500
Issuance of common stock	-	-	-
			-
Net cash provided from financing activities	4,000	-	67,333

Net increase in cash	(1,644)	(21,788)	(429)
Cash at beginning of period	1,215	30,125	-
Cash at end of period	$(429)	$8,337	$(429)

Supplemental disclosure information:
Stock issued for services and art work	$22,106	$22,106	$22,106

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDING CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND SIX MONTH PERIOD ENDED MAY 31, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim period ended May 31, 2009 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month and six month period ended May 31, 2009 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2009.

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

Results of Operations

The following discussion involves our results of operations for the three ending May 31, 2009 and 2008 and for the six months ending May 31, 2009 and 2008.

For the fiscal quarter ended May 31, 2009 we had $350 in revenue, compared to $3,398 in revenue for the three months ended May 31, 2008. For the six months ended May 31, 2009 we had $3,398 in revenue, compared to $4,693 in revenue for the six months ended May 31, 2008.

General and administrative expenses for the three months ended May 31, 2009 were $4,671, compared to $10,691 for the three months ended May 31, 2008.  General and administrative expenses for the six months ended May 31, 2009 were $8,448 compared to $23,965 for the six months ended May 31, 2008.  The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $4,897 for the three months ended May 31, 2009 compared to a net loss of $7,653 for the three months ended May 31, 2008. We had a net loss for the six months ended May 31, 2009 of $10,043 compared to $19,991 for the six months ended May 31, 2008.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of our current fiscal year.

Liquidity and Capital Resources

As of May 31, 2009, we had cash or cash equivalents of $(429)               .

Net cash used in operating activities was $5,644 for the six months ended May 31, 2009 compared to $21,788 for the six months ended May 31, 2008.  We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the six months ended May 31, 2009, compared to $-0- for the six months ended May 31, 2008.

Cash flows provided by financing activities were $4,000 for the six months ended May 31, 2009, compared to $-0- for the six months ended May 31, 2008.

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

Our principal source of liquidity is our operations. Our variation in sales is based upon the level of our catering event activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. A slow down in entertaining activity will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of catering events and, consequently, our sales. If we succeed in expanding our customer base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful.

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

We were organized as a corporation on August 15, 2007.  We have no substantial operating history.  Our sales depend upon the number of customers we can generate.  From our inception on August 15, 2007 through May 31, 2009, we generated $13,372 in revenue. We had a net loss of $93,127 for this period. We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

For the period ended November 30, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

t	our ability to generate substantial operations;
t	our ability to locate clients who will purchase our gallery services; and
t	our ability to generate substantial revenues.

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

Our stock has a limited public trading market and there is no guarantee a significant trading market will ever develop for our securities. You may not able to sell your shares when you want to do so, if at all.

There has been, and continues to be, a limited public market for our common stock. We trade on the OTC Bulletin Board under the trading symbol GMHC. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

t	actual or anticipated fluctuations in our operating results;

t	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

t	changes in market valuations of other companies, particularly those that market services and products such as ours;

t	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

t	departures of key personnel.

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

Gallery Management Holding Corp.

Date: July 10, 2009	By:	/s/ Darlene Nelson
Chief Executive Officer Chief Financial Officer