Form 10-Q
period 2009-08-31
GALLERY MANAGEMENT HOLDING CORP
filed 2009-10-19
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   August 31, 2009

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

As of October 1, 2009, registrant had outstanding 22,210,200 shares of the registrant's common stock.

FORM 10-Q
GALLERY MANAGEMENT HOLDING CORP.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to GALLERY MANAGEMENT HOLDING CORP. and our subsidiary, Gallery Management, Inc.

ITEM 1. FINANCIAL STATEMENTS

GALLERY MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended August 31, 2009

Gallery Management Holding Corp.
Consolidated Financial Statements
(Unaudited)

Gallery Management Holdings Corp.
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited August 31, 2009	Audited November 30, 2008
ASSETS

Cash	$188	$1,215
Accounts receivable	350	158
Inventory - artwork	4,000	4,000

Total current assets	4,538	5,373

TOTAL ASSETS	$4,538	$5,373

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,954	$275
Interest payable	3,301	1,744
Payroll taxes payable	378	999
Advances from related parties	400	-
Current portion notes payable - related party	28,500	20,500

Total current liabilities	38,533	23,518

TOTAL LIABILITIES	38,533	23,518

SHAREHOLDERS' EQUITY

Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,210,200 shares.	22,210	22,210

Capital paid in excess of par value	42,729	42,729

Deficit accumulated during the development stage	(98,934)	(83,084)

TOTAL SHAREHOLDERS' EQUITY	(33,995)	(18,145)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,538	$5,373

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holdings Corp.
Unaudited Statement Of Operations
(A Development Stage Company)

	3 Months Ended August 31, 2009	3 Months Ended May 31, 2008

Revenue:	$665	$1,881

General & Administrative Expenses

Accounting	2,500	1,500
Advertising & promotion	-	-
Bank charges	-	-
Consulting	-	-
Office	654	1,110
Legal	-	7,500
Salaries & wages	-	1,215
Stock transfer fees	2,748	-
Taxes - payroll	-	123

Total General and administrative expenses	5,902	11,448

(Loss) before other expenses	(5,237)	(9,567)

Other (expenses)
Interest	(570)	(360)
Write down of inventory	-	-

Total other expenses	(570)	(360)

Net (Loss)	$(5,807)	$(9,927)

Basic (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	22,210,200	22,210,200

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holdings Corp.
Consolidated Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited 9 Months Ended August 31, 2009	Unaudited 9 Months Ended August 31, 2008	Unaudited August 15, 2007 (inception) through August 31, 2009

Revenue	$4,063	$6,574	$14,037

Operating expenses
Accounting	8,230	3,750	17,230
Advertising & promotion	-	550	2,050
Consulting	-	500	3,105
Office	1,819	5,803	8,270
Legal	-	15,700	40,700
Salaries & wages	1,410	5,030	9,028
Stock transfer fees	2,748	3,551	7,519
Taxes - payroll	143	529	762

Total General and administrative expenses	14,350	35,413	88,664

(Loss) before other expenses	(10,287)	(28,839)	(74,627)

Other (expenses)
Interest	(5,563)	(1,079)	(7,307)
Write down of inventory	-	-	(17,000)

Total other expenses	(5,563)	(1,079)	(24,307)

Net (Loss)	$(15,850)	$(29,918)	$(98,934)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	22,210,200	22,210,200	22,210,200

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total

Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 100,000 shares
for services valued at $100 or $.001 per share	100,000	100		-	100

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,006,000
shares of par value $.001 common stock
for services valued at $1,006 or $.001 per share	1,006,000	1,006	-		1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000	20,900,000	20,900	100		21,000

October 2007 issued 4,200
shares of par value $.001 common stock
for cash of $1,050 or $.25 per share	4,200	4	1,046		1,050

November 2007 issued 167,000
shares of par value $.001 common stock
for cash of $41,750 or $.25 per share	167,000	167	41,583		41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	22,210,200	$22,210	$42,729	$(49,924)	$15,015

Net (Loss)	-	-	-	(33,160)	(33,160)

Balance at November 30,2008	22,210,200	$22,210	$42,729	$(83,084)	$(18,145)

Net (Loss)	-	-	-	(15,850)	(15,850)

Balance at August 31, 2009 (Unaudited)	22,210,200	$22,210	$42,729	$(98,934)	$(33,995)

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holdings Corp.
Consolidated Unaudited Statement Of Cash Flows
(A Development Stage Company)

	Unaudited 9 Months Ended August 31, 2009	Unaudited 9 Months Ended August 31, 2008	Unaudited August 15, 2007 (inception) through August 31, 2009

Net (Loss)	$(15,850)	$(29,918)	$(98,934)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

	-	-
Stock issued for services	-	-	22,106
Increase in inventory	-	-	(4,000)
Interest acretion	4,000		4,000
(Increase) in accounts receivavble	(192)	-	(350)
Increase (Decrease) in accounts payable	5,679	(750)	5,954
Increase (Decrease) in payroll taxes payable	(621)	100	378
Increase in interest payable	1,557	1,079	3,301

Net cash (used) in operation activities	(5,427)	(29,489)	(67,545)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	42,833
Advances from related parties	400	-	400
Notes payable	4,000	-	24,500
Issuance of common stock	-	-	-
			-
Net cash provided from financing activities	4,400	-	67,733

Net increase in cash	(1,027)	(29,489)	188
Cash at beginning of period	1,215	30,125	-
Cash at end of period	$188	$636	$188

Supplemental disclosure information:
Stock issued for services and art work	$-	$-	$22,106

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holding Corp.
Notes To Unaudited Financial Statements
For The Three Month and Nine Month Period Ended August 31, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim period ended August 31, 2009 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month and six month period ended August 31, 2009 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2009.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended November 30, 2008 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

Results of Operations

The following discussion involves our results of operations for the three ending August 31, 2009 and 2008 and for the nine months ending August 31, 2009 and 2008.

For the fiscal quarter ended August 31, 2009 we had $665 in revenue, compared to $1,881 in revenue for the three months ended August 31, 2008. For the nine months ended August 31, 2009 we had $4,063 in revenue, compared to $6,574 in revenue for the nine months ended August 31, 2008.

General and administrative expenses for the three months ended August 31, 2009 were $5,902, compared to $11,448 for the three months ended August 31, 2008.  General and administrative expenses for the nine months ended August 31, 2009 were $14,350 compared to $35,413 for the nine months ended August 31, 2008.  The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $5,807 for the three months ended August 31, 2009 compared to a net loss of $9,927 for the three months ended August 31, 2008. We had a net loss for the nine months ended August 31, 2009 of $15,850 compared to $29,918 for the nine months ended August 31, 2008.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of our current fiscal year.

Liquidity and Capital Resources

As of August 31, 2009, we had cash or cash equivalents of $188.

Net cash used in operating activities was $5,427 for the nine months ended August 31, 2009 compared to $29,489 for the nine months ended August 31, 2008.  We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the nine months ended August 31, 2009, compared to $-0- for the nine months ended August 31, 2008.

Cash flows provided by financing activities were $4,400 for the nine months ended August 31, 2009, compared to $-0- for the nine months ended August 31, 2008.

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

Risks Related to Our Business and Industry

We have no substantial operating history, and have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business. We have negative stockholders equity.

We were organized as a corporation on August 15, 2007.  We have no substantial operating history.  Our sales depend upon the number of customers we can generate.  From our inception on August 15, 2007 through August 31, 2009, we generated $14,037 in revenue. We had a net loss of $98,934 for this period. At August 31, 2009 we had a negative stockholders’ equity of $33,995. We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

Gallery Management Holding Corp.

	By:	/s/ Darlene Nelson
Date: October 19, 2009		Chief Executive Officer Chief Financial Officer