Form 10-Q
period 2010-02-28
GALLERY MANAGEMENT HOLDING CORP
filed 2010-04-15
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   February 28, 2010

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

As of February 28, 2010, registrant had outstanding 22,210,200 shares of the registrant's common stock.

FORM 10-Q

GALLERY MANAGEMENT HOLDING CORP.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to GALLERY MANAGEMENT HOLDING CORP. and our subsidiary, Gallery Management, Inc.

ITEM 1. FINANCIAL STATEMENTS

GALLERY MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended February 28, 2010

Gallery Management Holding Corp.
Consolidated Financial Statements
(Unaudited)

Gallery Management Holdings Corp.
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	February	November
	28, 2010	30, 2009
ASSETS

Cash	$188	$189
Accounts receivable	350	350
Inventory - artwork	4,000	4,000

Total current assets	4,538	4,539

TOTAL ASSETS	$4,538	$4,539

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,201	$6,365
Due to officer	400	400
Interest payable	4,769	3,916
Payroll taxes payable	379	379
Current portion notes payable - related party	41,000	31,500

Total current liabilities	51,749	42,560

TOTAL LIABILITIES	51,749	42,560

SHAREHOLDERS' EQUITY

Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,210,200 shares.	22,210	22,210

Capital paid in excess of par value	42,729	42,729

Deficit accumulated during the development stage	(112,150)	(102,960)

TOTAL SHAREHOLDERS' EQUITY	(47,211)	(38,021)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,538	$4,539

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holdings Corp.
Unaudited Statement Of Operations
(A Development Stage Company)
	Unaudited 3 Months Ended February 28, 2010	Unaudited 3 Months Ended February 29, 2009	Unaudited August 15, 2007 (inception) through February 28, 2010

Revenue	$-	$3,048	$14,037

Operating expenses
Accounting	3,250	3,250	21,980
Advertising & promotion	-	-	2,050
Bank charges	-	30	35
Consulting	-	-	3,105
Office	337	497	8,871
Legal	-	-	40,700
Salaries & wages	-	-	9,028
Stock transfer fees	-	-	7,631
Taxes - payroll	-	-	762

Total General and administrative expenses	3,587	3,777	94,162

(Loss) before other expenses	(3,587)	(729)	(80,125)

Other (expenses)
Interest	(5,603)	(4,417)	(15,025)
Write down of inventory	-	-	(17,000)

Total other expenses	(5,603)	(4,417)	(32,025)

Net (Loss)	$(9,190)	$(5,146)	$(112,150)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding	22,210,200	22,210,200	22,210,200

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total

Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 100,000 shares
for services valued at $100 or $.001 per share	100,000	100		-	100

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,006,000
shares of par value $.001 common stock
for services valued at $1,006 or $.001 per share	1,006,000	1,006	-		1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000	20,900,000	20,900	100		21,000

October 2007 issued 4,200
shares of par value $.001 common stock
for cash of $1,050 or $.25 per share	4,200	4	1,046		1,050

November 2007 issued 167,000
shares of par value $.001 common stock
for cash of $41,750 or $.25 per share	167,000	167	41,583		41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	22,210,200	$22,210	$42,729	$(49,924)	$15,015

Net (Loss)	-	-	-	(33,160)	(33,160)

Balance at November 30,2008	22,210,200	$22,210	$42,729	$(83,084)	$(18,145)

Net (Loss)	-	-	-	(19,876)	(19,876)

Balance at November 30,2009	22,210,200	$22,210	$42,729	$(102,960)	$(38,021)

Net (Loss)	-	-	-	(9,190)	(9,190)

Balance at February 28, 2010 (Unaudited)	22,210,200	$22,210	$42,729	$(112,150)	$(47,211)

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holdings Corp.
Consolidated Unaudited Statement Of Cash Flows
(A Development Stage Company)

	Unaudited 3 Months Ended February 28, 2010	Unaudited 3 Months Ended February 29, 2009	Unaudited August 15, 2007 (inception) through February 28, 2010

Net (Loss)	$(9,190)	$(5,146)	$(112,150)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,106
Increase in inventory	-	-	(4,000)
Increse in accounts receivavble	-	(1,656)	(350)
Increase (Decrease) in accounts payable	(1,164)	498	5,201
Increase (Decrease) in due to officer	-	-	400
Increase (Decrease) in payroll taxes payable	-	-	379
Increase in interest payable	853	417	4,769

Net cash (used) in operation activities	(9,501)	(5,887)	(83,645)

Cash flows from investing activities:

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	42,833
Notes payable	9,500	8,000	41,000
Issuance of common stock	-	-	-

Net cash provided from financing activities	9,500	8,000	83,833

Net increase in cash	(1)	2,113	188
Cash at beginning of period	189	1,215	-
Cash at end of period	$188	$3,328	$188

Supplemental disclosure information:
Stock issued for services and art work	$22,106	$22,106	$22,106

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holding Corp.
Notes To Unaudited Financial Statements
For The Three Month Period Ended February 28, 2010

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended February 28, 2010 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month period ended February 28 2010 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2010.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-KSB for the year ended November 30, 2009 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

Results of Operations

The following discussion involves our results of operations for the three months ending February 28, 2010, for the three months ending February 29, 2009 and the period from inception through February 28, 2010.

For the three months ended February 28, 2010, we had total revenues of $-0-. For the three months ended February 29, 2009, we had total revenues of $3,048. From inception through February 28, 2010, we had total revenues of $14,037.

Our operating expenses consisted primarily of general and administrative expenses. General and administrative expenses for the three months ended February 28, 2010 were $3,587. General and administrative expenses for the three months ended February 29, 2009 were $3,777.  General and administrative expenses were $94,162 for the period from inception through February 28, 2010. The major components of these general and administrative expenses were payments to consultants, professional fees, and maintenance supplies. While our general and administrative expenses will continue to be our largest expense item, we have brought this expense in line with our revenues for the three months ending February 28, 2010  and we believe that in the coming fiscal year we can control this expense as we reduce payments to consultants and professional fees.

We had a net loss of $9,190 for the three months ended February 28, 2010. We had a net loss of $5,146 for the three months ended February 29, 2009. We had a net loss of $112,150 for the period from inception through February 28, 2010.

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

Liquidity and Capital Resources

As of February 28, 2010, we had cash or cash equivalents of $188 compared to $3,328 as of February 28, 2009.

Net  cash used in operating activities was $9,501 for the three months ended February 28, 2010.  Net cash used in operating activities was $5,887 for the three months ended February 29, 2009. Net cash used in operating activities was $83,645 for the period from inception through February 28, 2010. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for all relevant periods.

Cash flows provided by financing activities were $9,500 for the three months ended February 28, 2010. Cash flows provided by financing activities were $8,000 for the three months ended February 29, 2009. Cash flows provided from financing activities were $83,833 for the period from inception through February 28, 2010. All cash flows were related to our recent securities sales activity and to loans.

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

We were organized as a corporation on August 15, 2007.  We have no substantial operating history.  Our sales depend upon the number of customers we can generate.  From our inception on August 15, 2007 through February 28, 2010, we generated $14,037 in revenue. We had a net loss of $112,150 for this period. At February 28, 2010 we had a negative stockholders’ equity of $47,211. We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

We have limited experience as a public company.  Our inability to operate as a public company could be the basis of your losing your entire investment in us.

We have limited experience as a public company. We have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

Our common stock is currently quoted in the OTC Bulletin Board and trades well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

Gallery Management Holding Corp.

	By:	/s/ Darlene Nelson
Date: April 15, 2010		Chief Executive Officer Chief Financial Officer