Form 10-Q
period 2010-08-31
GALLERY MANAGEMENT HOLDING CORP
filed 2010-10-15
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   August 31, 2010

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

As of August 31, 2010, registrant had outstanding 22,210,200 shares of the registrant's common stock.

FORM 10-Q

GALLERY MANAGEMENT HOLDING CORP.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to GALLERY MANAGEMENT HOLDING CORP. and our subsidiary, Gallery Management, Inc.

ITEM 1. FINANCIAL STATEMENTS

GALLERY MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended August 31, 2010

Gallery Management Holding Corp.
Consolidated Financial Statements
(Unaudited)

Gallery Management Holdings Corp.
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	August	November
	31, 2010	30, 2009
ASSETS

Cash	$140	$189
Accounts receivable	-	350
Inventory - artwork	4,000	4,000

Total current assets	4,140	4,539

TOTAL ASSETS	$4,140	$4,539

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$10,603	$6,365
Due to officer	600	400
Interest payable	6,254	3,916
Payroll taxes payable	153	379
Current portion notes payable - related party	44,000	31,500

Total current liabilities	61,610	42,560

TOTAL LIABILITIES	61,610	42,560

SHAREHOLDERS' EQUITY

Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,210,200 shares.	22,210	22,210

Capital paid in excess of par value	42,729	42,729

Deficit accumulated during the development stage	(122,409)	(102,960)

TOTAL SHAREHOLDERS' EQUITY	(57,470)	(38,021)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,140	$4,539

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holdings Corp.
Unaudited Statement Of Operations
(A Development Stage Company)

	3 Months	3 Months
	Ended	Ended
	August	August
	31, 2010	31, 2009

Revenue:	$-	$665

General & Administrative Expenses

Accounting	1,500	2,500
Bank charges	0	-
Bad debt	0	-
Office	512	654
Salaries and wages	-	-
Stock transfer	-	2,748

Total G & A	2,012	5,902

(Loss) before other expenses	(2,012)	(5,237)

Other (expenses)
Interest	(822)	(570)

Total other expenses	(822)	(570)

Net (Loss)	$(2,834)	$(5,807)

Basic (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	22,210,200	22,210,200

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holdings Corp.
Consolidated Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited 9 Months Ended August 31, 2010	Unaudited 9 Months Ended August 31, 2009	Unaudited August 15, 2007 (inception) through August 31, 2010

Revenue	$-	$4,063	$14,037

Operating expenses
Accounting	6,250	8,230	24,980
Advertising & promotion	-	-	2,050
Bad debt	350	-	350
Bank charges	25	-	60
Consulting	-	-	3,105
Office	1,046	1,819	9,580
Legal	-	-	40,700
Salaries & wages	-	1,410	9,028
Stock transfer fees	3,190	2,748	10,821
Taxes - payroll	-	143	762

Total General and administrative expenses	10,861	14,350	101,436

(Loss) before other expenses	(10,861)	(10,287)	(87,399)

Other (expenses)
Interest	(8,588)	(5,563)	(18,010)
Write down of inventory	-	-	(17,000)

Total other expenses	(8,588)	(5,563)	(35,010)

Net (Loss)	$(19,449)	$(15,850)	$(122,409)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding	22,210,200	22,210,200	22,210,200

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 100,000 shares
for services valued at $100 or $.001 per share	100,000	100		-	100

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,006,000
shares of par value $.001 common stock
for services valued at $1,006 or $.001 per share	1,006,000	1,006	-		1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000	20,900,000	20,900	100		21,000

October 2007 issued 4,200
shares of par value $.001 common stock
for cash of $1,050 or $.25 per share	4,200	4	1,046		1,050

November 2007 issued 167,000
shares of par value $.001 common stock
for cash of $41,750 or $.25 per share	167,000	167	41,583		41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	22,210,200	$22,210	$42,729	$(49,924)	$15,015

Net (Loss)	-	-	-	(33,160)	(33,160)

Balance at November 30,2008	22,210,200	$22,210	$42,729	$(83,084)	$(18,145)

Net (Loss)	-	-	-	(19,876)	(19,876)

Balance at November 30,2009	22,210,200	$22,210	$42,729	$(102,960)	$(38,021)

Net (Loss)	-	-	-	(19,449)	(19,449)

Balance at August 31, 2010 (Unaudited)	22,210,200	$22,210	$42,729	$(122,409)	$(57,470)

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holdings Corp.
Consolidated Unaudited Statement Of Cash Flows
(A Development Stage Company)

	Unaudited 9 Months Ended August 31, 2010	Unaudited 9 Months Ended August 31, 2009	Unaudited August 15, 2007 (inception) through August 31, 2010

Net (Loss)	$(19,449)	$(15,850)	$(122,409)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,106
Interest acretion	1,500	4,000	4,000
Increase in inventory	-	-	(4,000)
(Increase) (Decrease) in accounts receivavble	350	(192)	-
Increase (Decrease) in accounts payable	4,238	5,679	10,603
Increase (Decrease) in due to officer	200	-	600
Increase (Decrease) in payroll taxes payable	(226)	(621)	153
Increase in interest payable	2,338	1,557	6,254

Net cash (used) in operation activities	(11,049)	(5,427)	(82,693)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	42,833
Notes payable	11,000	4,000	40,000
Advances from related party	-	400	-

Net cash provided from financing activities	11,000	4,400	82,833

Net increase in cash	(49)	(1,027)	140
Cash at beginning of period	189	1,215	-
Cash at end of period	$140	$188	$140

Supplemental disclosure information:
Stock issued for services and art work	$-	$-	$22,106

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Gallery Management Holding Corp.
Notes To Unaudited Financial Statements
For The Three Month and Nine Month Period Ended August 31, 2010

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim period ended August 31, 2010 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month and six month period ended August 31, 2010 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2010.

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

Results of Operations

The following discussion involves our results of operations for the three ending August 31, 2010 and 2009 and for the nine months ending August 31, 2010 and 2009.

For the fiscal quarter ended August 31, 2010 we had $-0- in revenue, compared to $665 in revenue for the three months ended August 31, 2009. For the nine months ended August 31, 2010 we had $-0- in revenue, compared to $4,063 in revenue for the nine months ended August 31, 2009.

General and administrative expenses for the three months ended August 31, 2010 were $2,012, compared to $5,902 for the three months ended August 31, 2009.  General and administrative expenses for the nine months ended August 31, 2010 were $10,861 compared to $14,350 for the nine months ended August 31, 2009.  The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $2,834 for the three months ended August 31, 2010 compared to a net loss of $5,807 for the three months ended August 31, 2009. We had a net loss for the nine months ended August 31, 2010 of $19,449 compared to $15,850 for the nine months ended August 31, 2009.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of our current fiscal year.

Liquidity and Capital Resources

As of August 31, 2010, we had cash or cash equivalents of $140.               .

Net cash used in operating activities was $11,049 for the nine months ended August 31, 2010 compared to $5,427 for the nine months ended August 31, 2009.  We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the nine months ended August 31, 2010, compared to $-0- for the nine months ended August 31, 2009.

Cash flows provided by financing activities were $11,000 for the nine months ended August 31, 2010, compared to $4,400 for the nine months ended August 31, 2009.

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

Not applicable.

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

We were organized as a corporation on August 15, 2007.  We have no substantial operating history.  Our sales depend upon the number of customers we can generate.  From our inception on August 15, 2007 through August 31, 2010, we generated $14,037 in revenue. We had a net loss of $122,409 for this period. We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

We have two lines of business. We provide consulting services in the management of art galleries and plan to market fine art, antiques and collectibles on a retail consignment basis, on the internet through our subsidiary, Gallery Management, Inc  Our  performance  depends,  in large  part,  on our  ability  to develop relationships with potential consulting services clients and with customers who will purchase merchandise  in  sufficient  quantities. We have no long-term contracts or other contractual assurances of consulting services or of supply, pricing or access to new products. We may never develop sufficient consulting services clients, which would negatively impact our proposed operations. Also because customers of merchandise often collect specific product lines, our inability to obtain particular merchandise on consignment could have a material adverse effect on our financial condition and results of operations. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms  acceptable to us, or that an  inability to acquire  suitable merchandise, or the loss of one or more key sources of supply to us,  will not have a material adverse effect on our financial condition and results of operations. As a result, we may never become profitable. An investor could lose his entire investment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Gallery Management Holding Corp.

Date: October 14, 2010	By:	/s/ Darlene Nelson Chief Executive Officer Chief Financial Officer