Form 10-K
period 2010-11-30
GALLERY MANAGEMENT HOLDING CORP
filed 2011-03-24
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   November 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes []  No [X].

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 18, 2011, was 22,210,200.

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

Our plan for the twelve months beginning January 1, 2011 is to make a profit by December 31, 2011. Our company has a limited history of operations with respect to our consulting business and has no history operating an Internet gallery.

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

            Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2011. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

    We plan to operate out of one office in Colorado. We have no specific plans at this point for additional offices.

Proposed Milestones to Implement Business Operations

At the present time, we operate from one location in Denver, Colorado. Our plan is to make our operation profitable by December 31, 2011. We estimate that we must generate approximately $35,000 in revenues per year to be profitable.

We believe that we can be profitable or at break even by the end of our next fiscal year, assuming sufficient revenues. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash.  In addition, Ms. Nelson agreed to loan such additional funds as may be necessary through December 31, 2011 for working capital purposes. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

 Markets

We plan to market through direct contact with prospective customers. We have no sales representatives who solicit potential clients. However, Ms. Nelson plans to use her contacts to generate the initial customers and will attempt to develop repeat business from gallery events.

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

 Backlog

At November 30, 2010, we had no backlogs.

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

We were organized as a corporation on August 15, 2007.  We have no substantial operating history.  Our sales depend upon the number of customers we can generate.  From our inception on August 15, 2007 through November 30, 2010, we generated $14,037 in revenue. We had a net loss of $131,880 for this period. We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended November 30, 2010, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Ms. Nelson, our President. In the event that we need additional capital, Ms. Nelson has agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

Our stock has a limited public trading market and there is no guarantee a trading market will ever develop for our securities. You may not able to sell your shares when you want to do so, if at all.

There has been, and continues to be, a limited public market for our common stock. An active trading market for our shares  has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

●	changes in market valuations of other companies, particularly those that market services and products such as ours;

●	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	departures of key personnel.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of February 18, 2011, there were sixty-three record holders of our common stock, and there were 22,210,200 shares of our common stock outstanding.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Results of Operations

 For the fiscal year ended November 30, 2010, we generated $-0-in revenue. For the fiscal year ended November 30, 2009, we generated $4,063 in revenue.

Operating expenses, which consisted of general and administrative expenses, for the fiscal year ended November 30, 2010, were $16,430. We paid salaries and wages of $-0- for the fiscal year ended November 30, 2010. Operating expenses, which consisted of general and administrative expenses, for the fiscal year ended November 30, 2009, were $16,261. We paid salaries and wages of $1,410 for the fiscal year ended November 30, 2009. The major components of general and administrative expenses include management fees, advertising and promotion, legal and accounting fees.

As a result, for the fiscal year ended November 30, 2010, we had a net loss of $28,920. For the fiscal year ended November 30, 2009, we had a net loss of $19,876.

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

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Ms. Nelson has agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes.

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

Liquidity and Capital Resources.

 As of November 30, 2010, we had cash or cash equivalents of $140. As of November 30, 2009, we had cash or cash equivalents of $189

Net cash used for operating activities was $7,799 for the fiscal year ended November 30, 2010, compared to net cash used for operating activities of $12,026 for the fiscal year ended November 30, 2009.

Cash flows used in investing activities were $-0- for the fiscal year ended November 30, 2010 and $-0- for the fiscal year ended November 30, 2009

Cash flows provided by financing activities were $7,750 for the fiscal year ended November 30, 2010,  compared to cash flows provided by financing activities of $11,000 for the fiscal year ended November 30, 2009. These cash flows were all related to sales of stock and loans.

At November 30, 2010 and 2009, we had a note payable of $50,000 and $31,500, respectively, to an unaffiliated third party. The notes are due on demand, secured by all of our assets, and bear interest at the rate of 8% and 6%, respectively.

Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Ms. Nelson has agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes.

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

Gallery Management Holding Corp.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

 With Independent Accountant’s Audit Report

For the period August 15, 2007 (Inception) Through November 30, 2010
And the year ended November 30, 2010 and 2009

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

Need the letter once approved!

Gallery Management Holdings Corp.
(A Development Stage Company)
Consolidated Balance Sheet
November 30

ASSETS

	2010	2009
Current Assets

Cash	$140	$189
Accounts receivable	-	350
Inventory, artwork	4,000	4,000

Total current assets	4,140	4,539

TOTAL ASSETS	$4,140	$4,539

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$13,326	$6,365
Due to officer	600	400
Interest payable	7,155	3,916
Payroll taxes payable	-	379
Current portion notes payable - related party	50,000	31,500

Total current liabilities	71,081	42,560

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$71,081	$42,560

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,210,200 shares.	22,210	22,210

Capital paid in excess of par value	42,729	42,729

Deficit accumulated during the development stage	(131,880)	(102,960)

TOTAL SHAREHOLDERS' EQUITY	(66,941)	(38,021)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,140	$4,539

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Operations

	Year ended November 30, 2010	Year ended November 30, 2009	August 15, 2007 (inception) through November 30, 2010

Revenue	$-	$4,063	$14,037

Operating expenses
Accounting	7,750	9,730	26,480
Advertising & promotion	-	-	2,050
Bad debt	350	-	350
Bank charges	25	30	60
Consulting	-	-	3,105
Office	1,316	2,088	9,850
Legal	-	-	40,700
Salaries & wages	-	1,410	9,028
Stock transfer fees	6,989	2,860	14,620
Taxes - payroll	-	143	762

Total General and administrative expenses	16,430	16,261	107,005

(Loss) before other expenses	(16,430)	(12,198)	(92,968)

Other (expenses)
Interest	(12,490)	(7,678)	(21,912)
Write down of inventory	-	-	(17,000)

Total other expenses	(12,490)	(7,678)	(38,912)

Net (Loss)	$(28,920)	$(19,876)	$(131,880)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding	22,210,200	22,210,200	22,210,200

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Cash Flows

	Year ended November 30, 2010	Year ended November 30, 2009	August 15, 2007 (inception) through November 30, 2010

Net Income (Loss)	$(28,920)	$(19,876)	$(131,880)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,106
Increase in inventory	-	-	(4,000)
Acreted interest	10,750		10,750
(Increase) Decrease in accounts receivavble	350	(192)	-
Increase in accounts payable	6,961	6,090	13,326
Increase in due to officer	200	400	600
(Decrease) in payroll taxes payable	(379)	(620)	-
Increase in interest payable	3,239	2,172	7,155

Net cash (used) in operation activities	(7,799)	(12,026)	(81,943)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	42,833
Notes payable	7,750	11,000	39,250
Issuance of common stock	-	-	-

Net cash provided from financing activities	7,750	11,000	82,083

Net increase in cash	(49)	(1,026)	140
Cash at beginning of period	189	1,215	-
Cash at end of period	$140	$189	$140

Supplemental disclosure information:
Stock issued for services and art work	$-	$-	$22,106
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 100,000 shares
for services valued at $100 or $.001 per share	100,000	100		-	100

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,006,000
shares of par value $.001 common stock
for services valued at $1,006 or $.001 per share	1,006,000	1,006	-		1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000	20,900,000	20,900	100		21,000

October 2007 issued 4,200
shares of par value $.001 common stock
for cash of $1,050 or $.25 per share	4,200	4	1,046		1,050

November 2007 issued 167,000
shares of par value $.001 common stock
for cash of $41,750 or $.25 per share	167,000	167	41,583		41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	22,210,200	$22,210	$42,729	$(49,924)	$15,015

Net (Loss)	-	-	-	(33,160)	(33,160)

Balance at November 30, 2008	22,210,200	$22,210	$42,729	$(83,084)	$(18,145)

Net (Loss)	-	-	-	(19,876)	(19,876)

Balance at November 30, 2009	22,210,200	$22,210	$42,729	$(102,960)	$(38,021)

Net (Loss)	-	-	-	(28,920)	(28,920)

Balance at November 30, 2010	22,210,200	$22,210	$42,729	$(131,880)	$(66,941)

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 15, 2007 (Inception) Through November 30, 2010
And the year ended November 30, 2010 and 2009

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

Cash paid for interest during the periods ended November 30, 2010 and 2009 was $0.  Cash paid for income taxes during the periods ended November 30, 2010 and 2009 was $0.

Gallery Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 15, 2007 (Inception) Through November 30, 2010
And the year ended November 30, 2010 and 2009

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

Note 4 – Notes Payable

The Company at November 30, 2010 and 2009 had notes payable of $50,000 and $31,500, respectively; the notes are due on demand, secured by all Company assets, and bear interest at 8% and 6% per annum.

Interest payable under the notes at November 30, 2010 and 2009 was $7,155 and $3,916 respectively, with interest expense in 2010 and 2009 of $12,490 and $7,678 respectively.

Gallery Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 15, 2007 (Inception) Through November 30, 2010
And the year ended November 30, 2010 and 2009

Note 4 – Notes Payable

During the fiscal year ended November 30, 2010 the Company borrowed from related parties $18,500 of which $10,750 was accreted interest and $7,750 was used to pay professional fees.

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

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of November 30, 2010.

The Company has declared no dividends through November 30, 2010.

Gallery Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 15, 2007 (Inception) Through November 30, 2010
And the year ended November 30, 2010 and 2009

Note 6 - Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At November 30, 2010 and 2009, the Company had approximately $136,880 and $107,960 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2027. A deferred tax asset at each date of approximately $27,376 and $21,592 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended November 30, 2010 and 2009 was approximately $5,784 and $4,975.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of November 30, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as November 30, 2010.

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

     The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)

Darlene Nelson	72	President, Chief Executive
9093 E. Nassau Ave		Officer, Treasurer, and
Denver, Colorado 80237		Chief Financial Officer

Michael McGill	52	Secretary and Director
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

Item 11. EXECUTIVE COMPENSATION

None of our officers or directors received or was entitled to receive remuneration in excess of $100,000 for the fiscal years ended November 30, 2010, 2009 or 2008.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Darlene Nelson	2010	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-
Chief Executive	2009	$1,410	-0-	-0-	-0-	-0-	-0-	-0-	$1,410
Officer	2008	$5,915	-0-	-0-	-0-	-0-	-0-	-0-	$5,915

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

            The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of February 18, 2011, was known by us to own beneficially more than five percent (5%) of our common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 22,210,200 common shares were issued and outstanding as of February 18, 2011.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., of Aurora, Colorado , Certified Public Accountants, billed an aggregate of $           for the year ended November 30, 2010 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $2,500 for the year ended November 30, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2011.

GALLERY MANAGEMENT HOLDING CORP.

By:	/s/ Darlene Nelson
Darlene Nelson
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 24, 2011	By:	/s/ Darlene Nelson
Darlene Nelson
Director

Date: March 24, 2011	By:	/s/ Michael McGill
Michael McGill
Director