Form 10-K/A
period 2010-11-30
GALLERY MANAGEMENT HOLDING CORP
filed 2011-03-29
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

FORM 10-K/A

Gallery Management Holding Corp.

Explanatory Note

         This amendment number one to the annual report on Form 10-K/A is being filed because the Independent Accountant’s Audit Report and the fees charged were inadvertently omitted.  Ther financial tables contain minor changes that ere not reflected in the original filing.

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
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Gallery Management Holding Corp.
Denver, Colorado

I have audited the accompanying consolidated balance sheets of Gallery Management Holding Corp. (a development stage company) as of November 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from August 15, 2007 (inception) through November 30, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gallery Management Holding Corp. as of November 30, 2010 and 2009 and the consolidated results of its operations and its cash flows for the years then ended, and for the period from August 15, 2007 (inception) through November 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 25, 2011	RONALD R. CHADWICK, P.C.

Gallery Management Holdings Corp.
(A Development Stage Company)
Audited Consolidated Balance Sheet

ASSETS

	2010	2009
Current Assets

Cash	$139	$189
Accounts receivable	-	350
Inventory, artwork	4,000	4,000

Total current assets	4,139	4,539

TOTAL ASSETS	$4,139	$4,539

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$13,476	$6,365
Due to officer	-	400
Interest payable	7,199	3,916
Payroll taxes payable	-	379
Current portion notes payable - related party	50,450	31,500

Total current liabilities	71,125	42,560

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$71,125	$42,560

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,210,200 shares.	22,210	22,210

Capital paid in excess of par value	42,729	42,729

Deficit accumulated during the development stage	(131,925)	(102,960)

TOTAL SHAREHOLDERS' EQUITY	(66,986)	(38,021)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,139	$4,539

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Operations

	Year ended November 30, 2010	Year ended November 30, 2009	August 15, 2007 (inception) through November 30, 2010

Revenue	$-	$4,063	$14,037

Operating expenses
Accounting	7,750	9,730	26,480
Advertising & promotion	-	-	2,050
Bad debt	350	-	350
Bank charges	25	30	60
Consulting	-	-	3,105
Office	1,324	2,088	9,858
Legal	-	-	40,700
Salaries & wages	-	1,410	9,028
Stock transfer fees	6,988	2,860	14,619
Taxes - payroll	-	143	762

Total General and administrative expenses	16,437	16,261	107,012

(Loss) before other expenses	(16,437)	(12,198)	(92,975)

Other (expenses)
Interest	(12,526)	(7,678)	(21,948)
Write down of inventory	-	-	(17,000)

Total other expenses	(12,526)	(7,678)	(38,948)

Net (Loss)	$(28,963)	$(19,876)	$(131,923)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding	22,210,200	22,210,200	22,210,200

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Cash Flows

	Year ended November 30, 2010	Year ended November 30, 2009	August 15, 2007 (inception) through November 30, 2010

Net Income (Loss)	$(28,963)	$(19,876)	$(131,925)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,106
Increase in inventory	-	-	(4,000)
Acreted interest	3,283		10,750
(Increase) Decrease in accounts receivavble	350	(192)	-
Increase in accounts payable	7,110	6,090	13,370
Increase in due to officer	-	400	600
(Decrease) in payroll taxes payable	(379)	(620)	-
Increase in interest payable		2,172	7,155

Net cash (used) in operation activities	(18,599)	(12,026)	(81,944)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	42,833
Notes payable	18,550	11,000	39,250
Issuance of common stock	-	-	-

Net cash provided from financing activities	18,550	11,000	82,083

Net increase in cash	(49)	(1,026)	139
Cash at beginning of period	188	1,215	-
Cash at end of period	$139	$189	$139

Supplemental disclosure information:
Stock issued for services and art work	$-	$-	$22,106
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total

Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 100,000 shares
for services valued at $100 or $.001 per share	100,000	100		-	100

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,006,000
shares of par value $.001 common stock
for services valued at $1,006 or $.001 per share	1,006,000	1,006	-		1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000	20,900,000	20,900	100		21,000

October 2007 issued 4,200
shares of par value $.001 common stock
for cash of $1,050 or $.25 per share	4,200	4	1,046		1,050

November 2007 issued 167,000
shares of par value $.001 common stock
for cash of $41,750 or $.25 per share	167,000	167	41,583		41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	22,210,200	$22,210	$42,729	$(49,924)	$15,015

Net (Loss)	-	-	-	(33,160)	(33,160)

Balance at November 30, 2008	22,210,200	$22,210	$42,729	$(83,084)	$(18,145)

Net (Loss)	-	-	-	(19,876)	(19,876)

Balance at November 30, 2009	22,210,200	$22,210	$42,729	$(102,960)	$(38,021)

Net (Loss)	-	-	-	(28,963)	(28,963)

Balance at November 30, 2010	22,210,200	$22,210	$42,729	$(131,923)	$(66,984)

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
Notes to Consolidated Financial Statements
For the Period August 15, 2007 (Inception) Through November 30, 2010
And the year ended November 30, 2010 and 2009

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at November 30, 2010 and 2009.

REVENUE RECOGNITION

The Company will be performing advertising and promotional activities. The revenue is recognized when the services are performed. As of November 30, 2010 the Company has had limited operations.

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

Note 4 – Notes Payable

The Company at November 30, 2010 and 2009 had notes payable of $50,000 and $31,500, respectively; of the notes, $44,000 are due on demand and $6,000 are due December 31, 2010. All notes are secured by Company assets, and bear interest from 6% to 8% per annum. $15,500 of the notes are convertible into common stock anytime at the holders’ discretion at $.001 per share, and $6,000 of the notes are convertible into common stock anytime through December 31, 2010 at the holders’ discretion at $.001 per share, with the conversion feature expiring on the due date of December 31, 2010.

Gallery Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 15, 2007 (Inception) Through November 30, 2010
And the year ended November 30, 2010 and 2009

Note 4 – Notes Payable

During the fiscal year ended November 30, 2010 the Company borrowed from related parties $18,500 of which $9,250 was accreted interest and $9,250 was used to pay professional fees.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., of Aurora, Colorado , Certified Public Accountants, billed an aggregate of 7,500 for the year ended November 30, 2010 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $2,500 for the year ended November 30, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2011.

GALLERY MANAGEMENT HOLDING CORP.

By:	/s/ Darlene Nelson
Darlene Nelson
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 29, 2011	By:	/s/ Darlene Nelson
Darlene Nelson
Director

Date: March 29, 2011	By:	/s/ Michael McGill
Michael McGill
Director