Form 10-Q
period 2011-02-28
GALLERY MANAGEMENT HOLDING CORP
filed 2011-04-20
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   February 28, 2011

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

As of February 28, 2011, registrant had outstanding 22,210,200 shares of the registrant's common stock.

FORM 10-Q

GALLERY MANAGEMENT HOLDING CORP.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to GALLERY MANAGEMENT HOLDING CORP. and our subsidiary, Gallery Management, Inc.

ITEM 1. FINANCIAL STATEMENTS

GALLERY MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended February 28, 2011

Gallery Management Holding Corp.
Consolidated Financial Statements
(Unaudited)

GALLERY MANAGEMENT HOLDINGS CORP.
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	February	November
	28, 2011	30, 2010
ASSETS

Cash	$140	$140
Accounts receivable	-	-
Inventory - artwork	4,000	4,000

Total current assets	4,140	4,140

TOTAL ASSETS	$4,140	$4,140

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$16,326	$13,326
Due to officer	600	600
Interest payable	8,048	7,155
Payroll taxes payable	0	0
Current portion notes payable - related party	50,000	50,000

Total current liabilities	74,974	71,081

TOTAL LIABILITIES	74,974	71,081

SHAREHOLDERS' EQUITY

Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,210,200 shares.	22,210	22,210

Capital paid in excess of par value	42,729	42,729

Deficit accumulated during the development stage	(135,773)	(131,880)

TOTAL SHAREHOLDERS' EQUITY	(70,834)	(66,941)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,140	$4,140

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDINGS CORP.
Consolidated Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited 3 Months Ended February 28, 2011	Unaudited 3 Months Ended February 29, 2010	Unaudited August 15, 2007 (inception) through February 28, 2011

Revenue	$-	$-	$14,037

Operating expenses
Accounting	3,000	3,250	29,480
Advertising & promotion	-	-	2,050
Bad debt	-	-	350
Bank charges	-	-	60
Consulting	-	-	3,105
Office	-	337	9,850
Legal	-	-	40,700
Salaries & wages	-	-	9,028
Stock transfer fees	-	-	14,620
Taxes - payroll	-	-	762

Total General and administrative expenses	3,000	3,587	110,005

(Loss) before other expenses	(3,000)	(3,587)	(95,968)

Other (expenses)
Interest	(893)	(5,603)	(22,805)
Write down of inventory	-	-	(17,000)

Total other expenses	(893)	(5,603)	(39,805)

Net (Loss)	$(3,893)	$(9,190)	$(135,773)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding	22,210,200	22,210,200	22,210,200

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDINGS CORP.
 (A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total

Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 100,000 shares
for services valued at $100 or $.001 per share	100,000	100		-	100

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,006,000
shares of par value $.001 common stock
for services valued at $1,006 or $.001 per share	1,006,000	1,006	-		1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000	20,900,000	20,900	100		21,000

October 2007 issued 4,200
shares of par value $.001 common stock
for cash of $1,050 or $.25 per share	4,200	4	1,046		1,050

November 2007 issued 167,000
shares of par value $.001 common stock
for cash of $41,750 or $.25 per share	167,000	167	41,583		41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	22,210,200	$22,210	$42,729	$(49,924)	$15,015

Net (Loss)	-	-	-	(33,160)	(33,160)

Balance at November 30,2008	22,210,200	$22,210	$42,729	$(83,084)	$(18,145)

Net (Loss)	-	-	-	(19,876)	(19,876)

Balance at November 30,2009	22,210,200	$22,210	$42,729	$(102,960)	$(38,021)

Net (Loss)	-	-	-	(28,920)	(28,920)

Balance at November 30,2010	22,210,200	$22,210	$42,729	$(131,880)	$(66,941)

Net (Loss)	-	-	-	(3,893)	(3,893)

Balance at February 28, 2011 (Unaudited)	22,210,200	$22,210	$42,729	$(135,773)	$(70,834)

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDINGS CORP.
Consolidated Unaudited Statement Of Cash Flows
(A Development Stage Company)

	Unaudited 3 Months Ended February 28, 2011	Unaudited 3 Months Ended February 29, 2010	Unaudited August 15, 2007 (inception) through February 28, 2011

Net (Loss)	$(3,893)	$(9,190)	$(135,773)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,106
Increase in inventory	-	-	(4,000)
Acreted interest	-	-	10,750
(Increse) Decrease in accounts receivavble	-	-	-
Increase (Decrease) in accounts payable	3,000	(1,164)	16,326
Increase (Decrease) in due to officer	-	-	600
Increase (Decrease) in payroll taxes payable	-	-	-
Increase in interest payable	893	853	8,048

Net cash (used) in operation activities	-	(9,501)	(81,943)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	42,833
Notes payable	-	9,500	39,250
Issuance of common stock	-	-	-

Net cash provided from financing activities	-	9,500	82,083

Net increase in cash	-	(1)	140
Cash at beginning of period	140	189	-
Cash at end of period	$140	$188	$140

Supplemental disclosure information:
Stock issued for services and art work	$22,106	$22,106	$22,106

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDING CORP.
Notes To Unaudited Financial Statements
For The Three Month Period Ended February 28, 2011

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended February 28, 2011 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month period ended February 28 2011 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2011.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-KSB for the year ended November 30, 2010 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

Our plan is to make a profit by December 31, 2011. Our company has a limited history of operations with respect to our consulting business and has no history operating an Internet gallery.

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

Results of Operations

The following discussion involves our results of operations for the three months ending February 28, 2011, for the three months ending February 28, 2010 and the period from inception through February 28, 2011.

For the three months ended February 28, 2011, we had total revenues of $-0-. For the three months ended February 28, 2010, we had total revenues of $-0-. From inception through February 28, 2011, we had total revenues of $14,037.

Our operating expenses consisted primarily of general and administrative expenses. General and administrative expenses for the three months ended February 28, 2011 were $3,000. General and administrative expenses for the three months ended February 28, 2010 were $3,587.  General and administrative expenses were $110,005 for the period from inception through February 28, 2011. The major components of these general and administrative expenses were payments to consultants, professional fees, and maintenance supplies. While our general and administrative expenses will continue to be our largest expense item, we have brought this expense in line with our revenues for the three months ending February 28, 2011  and we believe that in the coming fiscal year we can control this expense as we reduce payments to consultants and professional fees.

We had a net loss of $3,893 for the three months ended February 28, 2011. We had a net loss of $9,190 for the three months ended February 28, 2010. We had a net loss of $135,773 for the period from inception through February 28, 2011.

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

Liquidity and Capital Resources

As of February 28, 2011, we had cash or cash equivalents of $140 compared to $188 as of February 28, 2010.

Net  cash used in operating activities was $-0- for the three months ended February 28, 2011.  Net cash used in operating activities was $9,501 for the three months ended February 28, 2010. Net cash used in operating activities was $81,943 for the period from inception through February 28, 2011. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for all relevant periods.

Cash flows provided by financing activities were $-0- for the three months ended February 28, 2011. Cash flows provided by financing activities were $9,500 for the three months ended February 28, 2010. Cash flows provided from financing activities were $82,083 for the period from inception through February 28, 2011. All cash flows were related to our recent securities sales activity and to loans.

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

Plan of Operation

Our plan is to make a profit by December 31, 2011. Our company has a limited history of operations with respect to our consulting business and has no history operating an Internet gallery.

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

We were organized as a corporation on August 15, 2007.  We have no substantial operating history.  Our sales depend upon the number of customers we can generate.  From our inception on August 15, 2007 through February 28, 2011, we generated $14,037 in revenue. We had a net loss of $135,773 for this period. At February 28, 2011 we had a negative stockholders’ equity of $70,834. We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

None.

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

Gallery Management Holding Corp.

Date: April 20, 2011	By:	/s/ Darlene Nelson Darlene Nelson Chief Executive Officer Chief Financial Officer