Form 10-Q
period 2011-05-31
GALLERY MANAGEMENT HOLDING CORP
filed 2011-07-20
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   May 31, 2011

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

As of May 31, 2011, registrant had outstanding 22,210,200 shares of the registrant's common stock.

FORM 10-Q

GALLERY MANAGEMENT HOLDING CORP.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to GALLERY MANAGEMENT HOLDING CORP. and our subsidiary, Gallery Management, Inc.

ITEM 1. FINANCIAL STATEMENTS

GALLERY MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended May 31, 2011

Gallery Management Holding Corp.
Consolidated Financial Statements
(Unaudited)

GALLERY MANAGEMENT HOLDINGS CORP.
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	May	November
	31, 2011	30, 2010
ASSETS

Cash	$140	$140
Accounts receivable	-	-
Inventory - artwork	4,000	4,000

Total current assets	4,140	4,140

TOTAL ASSETS	$4,140	$4,140

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$15,688	$13,326
Due to officer	2,850	600
Interest payable	9,038	7,155
Payroll taxes payable	0	0
Current portion notes payable - related party	58,000	50,000

Total current liabilities	85,576	71,081

TOTAL LIABILITIES	85,576	71,081

SHAREHOLDERS' EQUITY

Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,210,200 shares.	22,210	22,210

Capital paid in excess of par value	42,729	42,729

Deficit accumulated during the development stage	(146,375)	(131,880)

TOTAL SHAREHOLDERS' EQUITY	(81,436)	(66,941)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,140	$4,140

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDINGS CORP.
Unaudited Statement Of Operations
(A Development Stage Company)

	3 Months	3 Months
	Ended	Ended
	May	May
	31, 2011	31, 2010

Revenue:	$-	$-

General & Administrative Expenses

Accounting	5,500	1,500
Bank charges		25
Bad debt		350
Office	863	197
Salaries and wages
Stock transfer	-	3,190

Total G & A	6,363	5,262

(Loss) before other expenses	(6,363)	(5,262)

Other (expenses)
Interest	(4,239)	(2,163)

Total other expenses	(4,239)	(2,163)

Net (Loss)	$(10,602)	$(7,425)

Basic (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	22,210,200	22,210,200

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDINGS CORP.
Consolidated Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	6 Months	6 Months	August 15,
	Ended	Ended	2007 (inception)
	May	May	through May
	31, 2011	31, 2010	31, 2011

Revenue	$-	$-	$14,037

Operating expenses
Accounting	8,500	4,750	34,980
Advertising & promotion	-	-	2,050
Bad debt	-	350	350
Bank charges	-	25	60
Consulting	-	-	3,105
Office	863	534	10,713
Legal	-	-	40,700
Salaries & wages	-	-	9,028
Stock transfer fees	-	3,190	14,620
Taxes - payroll	-	-	762

Total General and administrative expenses	9,363	8,849	116,368

(Loss) before other expenses	(9,363)	(8,849)	(102,331)

Other (expenses)
Interest	(5,132)	(7,766)	(27,044)
Write down of inventory	-	-	(17,000)

Total other expenses	(5,132)	(7,766)	(44,044)

Net (Loss)	$(14,495)	$(16,615)	$(146,375)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding	22,210,200	22,210,200	22,210,200

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDINGS CORP.
 (A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 100,000 shares
for services valued at $100 or $.001 per share	100,000	100		-	100

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,006,000
shares of par value $.001 common stock
for services valued at $1,006 or $.001 per share	1,006,000	1,006	-		1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000	20,900,000	20,900	100		21,000

October 2007 issued 4,200
shares of par value $.001 common stock
for cash of $1,050 or $.25 per share	4,200	4	1,046		1,050

November 2007 issued 167,000
shares of par value $.001 common stock
for cash of $41,750 or $.25 per share	167,000	167	41,583		41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	22,210,200	$22,210	$42,729	$(49,924)	$15,015

Net (Loss)	-	-	-	(33,160)	(33,160)

Balance at November 30,2008	22,210,200	$22,210	$42,729	$(83,084)	$(18,145)

Net (Loss)	-	-	-	(19,876)	(19,876)

Balance at November 30,2009	22,210,200	$22,210	$42,729	$(102,960)	$(38,021)

Net (Loss)	-	-	-	(28,920)	(28,920)

Balance at November 30,2010	22,210,200	$22,210	$42,729	$(131,880)	$(66,941)

Net (Loss)	-	-	-	(14,495)	(14,495)

Balance at May 31, 2011 (Unaudited)	22,210,200	$22,210	$42,729	$(146,375)	$(81,436)

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDINGS CORP.
Consolidated Unaudited Statement Of Cash Flows
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	6 Months	6 Months	August 15,
	Ended	Ended	2007 (inception)
	May	May	through May
	31, 2011	31, 2010	31, 2011

Net (Loss)	$(14,495)	$(16,615)	$(146,375)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,106
Increase in inventory	-	-	(4,000)
Acreted interest	3,250	1,500	14,000
(Increse) Decrease in accounts receivavble	-	350	-
Increase (Decrease) in accounts payable	2,363	2,226	15,689
Increase (Decrease) in due to officer	-	200	600
Increase (Decrease) in payroll taxes payable	-	(226)	-
Increase in interest payable	1,882	1,516	9,037

Net cash (used) in operation activities	(7,000)	(11,049)	(88,943)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	42,833
Notes payable	4,750	11,000	44,000
Expenses paid by shareholder	2,250	-	7,000

Net cash provided from financing activities	7,000	11,000	93,833

Net increase in cash	-	(49)	4,890
Cash at beginning of period	140	189	-
Cash at end of period	$140	$140	$4,890

Supplemental disclosure information:
Stock issued for services and art work	$-	$-	$22,106

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDING CORP.
Notes To Unaudited Financial Statements
For The Three Month Period Ended May 31, 2011

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended May 31, 2011 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month period ended May 31, 2011 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2011.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended November 30, 2010 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

For the fiscal quarter ended May 31, 2011 we had $-0- in revenue, compared to $-0- in revenue for the three months ended May 31, 2010. For the six months ended May 31, 2011 we had $-0- in revenue, compared to $-0- in revenue for the six months ended May 31, 2010.

General and administrative expenses for the three months ended May 31, 2011 were $6,363, compared to $5,262 for the three months ended May 31, 2010.  General and administrative expenses for the six months ended May 31, 2011 were $9,363 compared to $8,849 for the six months ended May 31, 2010.  The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $10,602 for the three months ended May 31, 2011 compared to a net loss of $7,425 for the three months ended May 31, 2010. We had a net loss for the six months ended May 31, 2011 of $14,495 compared to $16,615 for the six months ended May 31, 2010.

Liquidity and Capital Resources

As of May 31, 2010, we had cash or cash equivalents of $ 140.

Net cash used in operating activities was $7,000 for the six months ended May 31, 2011 compared to $11,049 for the six months ended May 31, 2010.  We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows provided by or used in investing activities were $-0- for the six months ended May 31, 2011, compared to $-0- for the six months ended May 31, 2010.

Cash flows provided by financing activities were $7,000 for the six months ended May 31, 2011, compared to $11,000 for the six months ended May 31, 2010.

Over the next twelve months we expect no capital costs .

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

Our principal source of liquidity is our operations. Our variation in sales is based upon the level of activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. A slow down in entertaining activity will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand our sales. If we succeed and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful.

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

We were organized as a corporation on August 15, 2007.  We have no substantial operating history.  Our sales depend upon the number of customers we can generate.  From our inception on August 15, 2007 through May 31, 2011, we generated $14,037 in revenue. We had a net loss of $146,375 for this period. At May 31, 2011 we had a negative stockholders’ equity of $81,436. We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

Gallery Management Holding Corp.

Date: July 15, 2011	By:	/s/ Darlene Nelson Darlene Nelson Chief Executive Officer Chief Financial Officer