Form 10-Q
period 2011-08-31
GALLERY MANAGEMENT HOLDING CORP
filed 2011-10-20
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   August 31, 2011

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

As of August 31, 2011, registrant had outstanding 22,210,200 shares of the registrant's common stock.

FORM 10-Q

GALLERY MANAGEMENT HOLDING CORP.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to GALLERY MANAGEMENT HOLDING CORP. and our subsidiary, Gallery Management, Inc.

ITEM 1. FINANCIAL STATEMENTS

GALLERY MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended August 31, 2011

Gallery Management Holding Corp.
Consolidated Financial Statements
(Unaudited)

GALLERY MANAGEMENT HOLDINGS CORP.
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	August	November
	31, 2011	30, 2010
ASSETS

Cash	$140	$140
Accounts receivable	-	-
Inventory - artwork	4,000	4,000

Total current assets	4,140	4,140

TOTAL ASSETS	$4,140	$4,140

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$6,423	$13,326
Due to officer	2,850	600
Interest payable	10,152	7,155
Current portion notes payable - related party	76,000	50,000

Total current liabilities	95,425	71,081

TOTAL LIABILITIES	95,425	71,081

SHAREHOLDERS' EQUITY

Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,210,200 shares.	22,210	22,210

Capital paid in excess of par value	60,729	42,729

Deficit accumulated during the development stage	(174,224)	(131,880)

TOTAL SHAREHOLDERS' EQUITY	(91,285)	(66,941)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,140	$4,140

See Accompanying Notes To These Unaudited Financial Statements.

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDINGS CORP.
Consolidated Unaudited Statement Of Operations
(A Development Stage Company)

	3 Months	3 Months
	Ended	Ended
	August	August
	31, 2011	31, 2010

Revenue:	$-	$-

General & Administrative Expenses

Accounting	1,500	1,500
Beneficial conversion expense	18,000	-
Office	583	512

Total G & A	20,083	2,012

(Loss) before other expenses	(20,083)	(2,012)

Other (expenses)
Interest	(7,766)	(822)

Total other expenses	(7,766)	(822)

Net (Loss)	$(27,849)	$(2,834)

Basic (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	22,210,200	22,210,200

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDINGS CORP.
Consolidated Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited 9 Months Ended August	Unaudited 9 Months Ended August	Unaudited August 15,2007 (inception) through August
	31, 2011	31, 2010	31, 2011

Revenue	$-	$-	$14,037

Operating expenses
Accounting	10,000	6,250	36,480
Advertising & promotion	-	-	2,050
Bad debt	-	350	350
Bank charges	-	25	60
Beneficial conversion expense	18,000		18,000
Consulting	-	-	3,105
Office	1,447	1,046	11,297
Legal	-	-	40,700
Salaries & wages	-	-	9,028
Stock transfer fees	-	3,190	14,620
Taxes - payroll	-	-	762

Total General and administrative expenses	29,447	10,861	136,452

(Loss) before other expenses	(29,447)	(10,861)	(122,415)

Other (expenses)
Interest	(12,897)	(8,588)	(34,809)
Write down of inventory	-	-	(17,000)

Total other expenses	(12,897)	(8,588)	(51,809)

Net (Loss)	$(42,344)	$(19,449)	$(174,224)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding	22,210,200	22,210,200	22,210,200

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDINGS CORP.
 (A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 100,000 shares
for services valued at $100 or $.001 per share	100,000	100		-	100

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,006,000
shares of par value $.001 common stock
for services valued at $1,006 or $.001 per share	1,006,000	1,006	-		1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000	20,900,000	20,900	100		21,000

October 2007 issued 4,200
shares of par value $.001 common stock
for cash of $1,050 or $.25 per share	4,200	4	1,046		1,050

November 2007 issued 167,000
shares of par value $.001 common stock
for cash of $41,750 or $.25 per share	167,000	167	41,583		41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	22,210,200	$22,210	$42,729	$(49,924)	$15,015

Net (Loss)	-	-	-	(33,160)	(33,160)

Balance at November 30,2008	22,210,200	$22,210	$42,729	$(83,084)	$(18,145)

Net (Loss)	-	-	-	(19,876)	(19,876)

Balance at November 30,2009	22,210,200	$22,210	$42,729	$(102,960)	$(38,021)

Net (Loss)	-	-	-	(28,920)	(28,920)

Balance at November 30,2010	22,210,200	$22,210	$42,729	$(131,880)	$(66,941)

Beneficial ownership feature on notes payable			18,000		18,000

Net (Loss)	-	-	-	(42,344)	(42,344)

Balance at August 31, 2011 (Unaudited)	22,210,200	$22,210	$60,729	$(174,224)	$(91,285)

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDINGS CORP.
Consolidated Unaudited Statement Of Cash Flows
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	9 Months	9 Months	August 15,
	Ended	Ended	2007 (inception)
	August	August	through August
	31, 2011	31, 2010	31, 2011

Net (Loss)	$(42,344)	$(19,449)	$(174,224)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,106
Increase in inventory	-	-	(4,000)
Beneficial conversion feature on notes payable	18,000	-	18,000
Acreted interest	9,901	1,500	20,651
(Increse) Decrease in accounts receivavble	-	350	-
Increase (Decrease) in accounts payable	(6,903)	4,238	6,423
Increase (Decrease) in due to officer	-	200	600
Increase (Decrease) in payroll taxes payable	-	(226)	-
Increase in interest payable	2,997	2,338	10,152

Net cash (used) in operation activities	(18,349)	(11,049)	(100,292)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	42,833
Notes payable	16,099	11,000	55,349
Expenses paid by shareholder	2,250	-	2,250

Net cash provided from financing activities	18,349	11,000	100,432

Net increase in cash	-	(49)	140
Cash at beginning of period	140	189	-
Cash at end of period	$140	$140	$140

Supplemental disclosure information:
Stock issued for services and art work	$-	$-	$22,106

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDING CORP.
Notes To Unaudited Financial Statements
For The Nine Month Period Ended August 31, 2011

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended August 31, 2011 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month period ended August 31, 2011 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2011.

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

Results of Operations

The following discussion involves our results of operations for the three ending August 31, 2011 and 2010 and for the nine months ending August 31, 2011 and 2010.

For the fiscal quarter ended August 31, 2011 we had $-0- in revenue, compared to $-0-in revenue for the three months ended August 31, 2010. For the nine months ended August 31, 2011 we had $-0- in revenue, compared to $-0- in revenue for the nine months ended August 31, 2010.

General and administrative expenses for the three months ended August 31, 2011 were $20,083, compared to $2,012 for the three months ended August 31, 2010.  General and administrative expenses for the nine months ended August 31, 2011 were $29,447 compared to $10,861 for the nine months ended August 31, 2010.  The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $27,849 for the three months ended August 31, 2011 compared to a net loss of $2,834 for the three months ended August 31, 2010. We had a net loss for the nine months ended August 31, 2011 of $42,344 compared to $19,449 for the nine months ended August 31, 2010.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of our current fiscal year.

Liquidity and Capital Resources

As of August 31, 2011, we had cash or cash equivalents of $140.               .

Net cash used in operating activities was $18,349 for the nine months ended August 31, 2011 compared to $11,049 for the nine months ended August 31, 2010.  We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the nine months ended August 31, 2011, compared to $-0- for the nine months ended August 31, 2010.

Cash flows provided by financing activities were $18,349 for the nine months ended August 31, 2011, compared to $11,000 for the nine months ended August 31, 2010.

Over the next twelve months we do not plan any material capital costs.

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

Plan of Operation

Our plan for the twelve months beginning January 1, 2012 is to make a profit by December 31, 2012. Our company has a limited history of operations with respect to our consulting business and has no history operating an Internet gallery.

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

Proposed Milestones to Implement Business Operations

At the present time, we plan to operate from one location in Denver, Colorado. Our plan is to make our operation profitable by December 31, 2012. We estimate that we must generate approximately $35,000 in revenues per year to be profitable.

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

We were organized as a corporation on August 15, 2007.  We have no substantial operating history.  Our sales depend upon the number of customers we can generate.  From our inception on August 15, 2007 through August 31, 2011, we generated $14,037 in revenue. We had a net loss of $174,224 for this period. We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

Gallery Management Holding Corp.

Date: October 20, 2011	By:	/s/ Darlene Nelson Darlene Nelson Chief Executive Officer Chief Financial Officer