Form 10-K
period 2011-11-30
GALLERY MANAGEMENT HOLDING CORP
filed 2012-02-21
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   November 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files.  Yes []  No [X]

Check by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or  information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []                                                                                                      Accelerated filer []
Non-accelerated filer   [] (Do not check if a smaller reporting company)     Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []  No [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant was $0 as of February 8, 2012 because there was no trading market for the registrant’s securities and all outstanding stock was owned by an affiliate.

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 8, 2012, was 22,210,200.

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

            Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2012. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

We believe that we can be profitable or at break even by the end of our next fiscal year, assuming sufficient revenues. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash.  In addition, Ms. Nelson agreed to loan such additional funds as may be necessary through December 31, 2012 for working capital purposes. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

 Backlog

At November 30, 2011, we had no backlogs.

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

Our investor relations department can be contacted at our principal executive office, 9093 E. Nassau Ave., Denver, Colorado 80237. Our phone number at our headquarters is (303) 868-9494.  We have no website.

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

We were organized as a corporation on August 15, 2007.  We have no substantial operating history.  Our sales depend upon the number of customers we can generate.  From our inception on August 15, 2007 through November 30, 2011, we generated $14,037 in revenue. We had a net loss of $186,824 for this period. We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended November 30, 2011, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Ms. Nelson, our President. In the event that we need additional capital, Ms. Nelson has agreed to loan such funds as may be necessary through December 31, 2012 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

PART II

 ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders
As of February 8, 2012, there were sixty-three record holders of our common stock, and there were 22,210,200 shares of our common stock outstanding.

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

Results of Operations

 For the fiscal years ended November 30, 2011 and 2010, we generated $-0-in revenue.

Operating expenses for the fiscal year ended November 30, 2011, were $36,761. We paid salaries and wages of $-0- for the fiscal year ended November 30, 2011. Operating expenses for the fiscal year ended November 30, 2010, were $16,439. We paid salaries and wages of $-0-for the fiscal year ended November 30, 2010. The major components of general and administrative expenses include management fees, advertising and promotion, legal and accounting fees.

As a result, for the fiscal year ended November 30, 2011, we had a net loss of $54,899. For the fiscal year ended November 30, 2010, we had a net loss of $28,965.

Because we pay no salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop an internet gallery company and our ability to generate revenues.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Ms. Nelson has agreed to loan such funds as may be necessary through December 31, 2012 for working capital purposes.

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

Liquidity and Capital Resources.

 As of November 30, 2011, we had cash or cash equivalents of $139. As of November 30, 2010, we had cash or cash equivalents of $139.

Net cash used for operating activities was $20,000 for the fiscal year ended November 30, 2011, compared to net cash used for operating activities of $18,601 for the fiscal year ended November 30, 2010.

Cash flows used in investing activities were $-0- for the fiscal year ended November 30, 2011 and $-0- for the fiscal year ended November 30, 2010

Cash flows provided by financing activities were $20,000 for the fiscal year ended November 30, 2011,  compared to cash flows provided by financing activities of $18,550 for the fiscal year ended November 30, 2010. These cash flows were all related to sales of stock and loans.

At November 30, 2011 and 2010, we had a note payable of $82,450 and $50,000, respectively, to a related party. The notes are due on demand, secured by all of our assets, and bear interest at the rate of 8% and 6%, respectively.

Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Ms. Nelson has agreed to loan such funds as may be necessary through December 31, 2012 for working capital purposes.

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

GALLERY MANAGEMENT HOLDING CORP.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

 With Independent Accountant’s Audit Report

For the period August 15, 2007 (Inception) Through November 30, 2011
And the year ended November 30, 2011 and 2010

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Gallery Management Holding Corp.
Denver, Colorado

I have audited the accompanying consolidated balance sheets of Gallery Management Holding Corp. (a development stage company) as of November 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and for the period from August 15, 2007 (inception) through November 30, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gallery Management Holding Corp. as of November 30, 2011 and 2010 and the consolidated results of its operations and its cash flows for the years then ended, and for the period from August 15, 2007 (inception) through November 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
February 17, 2012	RONALD R. CHADWICK, P.C.

Gallery Management Holdings Corp.
(A Development Stage Company)
Consolidated Balance Sheet
November 30

ASSETS

	2011	2010
Current Assets

Cash	$139	$139
Inventory, artwork	4,000	4,000

Total current assets	4,139	4,139

TOTAL ASSETS	$4,139	$4,139

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$10,650	$13,476
Interest payable	11,924	7,199
Current portion notes payable - related party	82,450	50,450

Total current liabilities	105,024	71,125

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$105,024	$71,125

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,210,200 shares.	22,210	22,210

Capital paid in excess of par value	63,729	42,729

Deficit accumulated during the development stage	(186,824)	(131,925)

TOTAL SHAREHOLDERS' EQUITY	(100,885)	(66,986)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,139	$4,139

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Operations

	Year ended November 30, 2011	Year ended November 30, 2010	August 15, 2007 (inception) through November 30, 2011

Revenue	$-	$-	$14,037

Operating expenses
Accounting	11,100	7,750	37,580
Advertising & promotion	-	-	2,050
Bad debt	-	350	350
Bank charges	-	25	60
Beneficial conversion	21,000		21,000
Consulting	-	-	3,105
Office	3,673	1,326	13,533
Legal	-	-	40,700
Salaries & wages	-	-	9,028
Stock transfer fees	988	6,988	15,607
Taxes - payroll	-	-	762

Total General and administrative expenses	36,761	16,439	143,775

(Loss) before other expenses	(36,761)	(16,439)	(129,738)

Other (expenses)
Interest	(18,138)	(12,526)	(40,086)
Write down of inventory	-	-	(17,000)

Total other expenses	(18,138)	(12,526)	(57,086)

Net (Loss)	$(54,899)	$(28,965)	$(186,824)

Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares
Outstanding	22,210,200	22,210,200	22,210,200

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 100,000 shares
for services valued at $100 or $.001 per share	100,000	100		-	100

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,006,000
shares of par value $.001 common stock
for services valued at $1,006 or $.001 per share	1,006,000	1,006	-		1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000	20,900,000	20,900	100		21,000

October 2007 issued 4,200
shares of par value $.001 common stock
for cash of $1,050 or $.25 per share	4,200	4	1,046		1,050

November 2007 issued 167,000
shares of par value $.001 common stock
for cash of $41,750 or $.25 per share	167,000	167	41,583		41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	22,210,200	$22,210	$42,729	$(49,924)	$15,015

Net (Loss)	-	-	-	(33,160)	(33,160)

Balance at November 30, 2008	22,210,200	$22,210	$42,729	$(83,084)	$(18,145)

Net (Loss)	-	-	-	(19,876)	(19,876)

Balance at November 30, 2009	22,210,200	$22,210	$42,729	$(102,960)	$(38,021)

Net (Loss)	-	-	-	(28,965)	(28,965)

Balance at November 30, 2010	22,210,200	$22,210	$42,729	$(131,925)	$(66,986)

Beneficial conversion feature			21,000		21,000

Net (Loss)	-	-	-	(54,899)	(54,899)

Balance at November 30, 2011	22,210,200	$22,210	$63,729	$(186,824)	$(100,885)

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Consolidated Statement of Cash Flows

	Year ended November 30, 2011	Year ended November 30, 2010	August 15, 2007 (inception) through November 30, 2011

Net Income (Loss)	$(54,899)	$(28,965)	$(186,824)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,106
Increase in inventory	-	-	(4,000)
Acreted interest	12,000	3,283	22,750
Benficial conversion feature	21,000	-	21,000
(Increase) Decrease in accounts receivavble	-	350	-
Increase (Decrease) in accounts payable	(2,826)	7,110	10,650
(Decrease) in payroll taxes payable	-	(379)	-
Increase in interest payable	4,725	-	11,924

Net cash (used) in operation activities	(20,000)	(18,601)	(102,394)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	-	42,833
Notes payable	20,000	18,550	59,700

Net cash provided from financing activities	20,000	18,550	102,533

Net increase in cash	-	(50)	139
Cash at beginning of period	139	189	-
Cash at end of period	$139	$139	$139

Supplemental disclosure information:
Stock issued for services and art work	$-	$-	$22,106
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Gallery Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 15, 2007 (Inception) Through November 30, 2011
And the year ended November 30, 2011 and 2010

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

Cash paid for interest during the periods ended November 30, 2011 and 2010 was $0.  Cash paid for income taxes during the periods ended November 30, 2011 and 2010 was $0.

Gallery Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 15, 2007 (Inception) Through November 30, 2011
And the year ended November 30, 2011 and 2010

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at November 30, 2011 and 2010.

REVENUE RECOGNITION

The Company will be performing advertising and promotional activities. The revenue is recognized when the services are performed. As of November 30, 2011 the Company has had limited operations.

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

Note 4 – Notes Payable

The Company at November 30, 2011 and 2010 had related party notes payable of $82,450 and $50,000, respectively; the notes are due on demand, with $31,500 secured by all Company assets and $50,950 unsecured, and bear interest at 6% - 8% per annum.

Interest payable under the notes at November 30, 2011 and 2010 was $11,924 and $7,199 respectively, with interest expense in 2011 and 2010 of $18,138 and $12,526 respectively.

Gallery Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 15, 2007 (Inception) Through November 30, 2011
And the year ended November 30, 2011 and 2010

Note 4 – Notes Payable (Continued)

In July 2011 a note was issued for $3,000 in exchange for payment of accounts payable of $1,500. The note principal balance is convertible in whole at $.0001 per share into 30,000,000 shares of common stock anytime at the holders’ discretion. The note conversion terms resulted in a beneficial conversion feature expense in 2011 valued at $3,000.

In August 2011 a note was issued for $15,000 in exchange for payment of accounts payable of $10,837. The note principal balance is convertible in whole at $.0001 per share into 150,000,000 shares of common stock anytime at the holders’ discretion. The note conversion terms resulted in a beneficial conversion feature expense in 2011 valued at $15,000.

In October 2011 a note was issued for $3,000 in exchange for payment of accounts payable of $1,500. The note principal balance is convertible in whole at $.0001 per share into 30,000,000 shares of common stock anytime at the holders’ discretion. The note conversion terms resulted in a beneficial conversion feature expense in 2011 valued at $3,000.

During the fiscal year ended November 30, 2011 the Company borrowed from related parties $32,000 of which $13,413 was accreted interest and $18,587 was used to pay professional fees and stock transfer fees.

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

Gallery Management Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period August 15, 2007 (Inception) Through November 30, 2011
And the year ended November 30, 2011 and 2010

Note 5 – Capital Stock (Continued)

In October 2007 the Company issued 4,200 shares of $.001 par value common stock for $1,050 in cash or $.25 per share as part of a private offering.

In November 2007 the Company issued 167,000 shares of $.001 par value common stock for $41,750 in cash or $.25 per share as part of a private offering.

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of November 30, 2011.

The Company has declared no dividends through November 30, 2011.

Note 6 - Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At November 30, 2011 and 2010, the Company had approximately $186,824 and $131,925 in unused federal net operating loss carry forwards, which begin to expire principally in the year 2027. A deferred tax asset at each date of approximately $37,365 and $26,385 resulting from the loss carry forwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended November 30, 2011 and 2010 was approximately $10,980 and $4,784.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of November 30, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as November 30, 2011.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)

Darlene Nelson	73	President, Chief Executive
9093 E. Nassau Ave		Officer, Treasurer, and
Denver, Colorado 80237		Chief Financial Officer

Michael McGill	53	Secretary and Director
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

Item 11. EXECUTIVE COMPENSATION

None of our officers or directors received or was entitled to receive remuneration in excess of $100,000 for the fiscal years ended November 30, 2011, 2009 or 2008.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Darlene Nelson	2011	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-
Chief Executive	2010	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-
Officer	2009	$1,410	-0-	-0-	-0-	-0-	-0-	-0-	$1,410

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

            The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of February 8, 2012, was known by us to own beneficially more than five percent (5%) of our common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 22,210,200 common shares were issued and outstanding as of February 8, 2012.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

Darlene Nelson
9093 E. Nassau Ave	21,000,000	95.4%
Denver, Colorado 80237

Michael McGill
9093 E. Nassau Ave	2,000	0.009%
Denver, Colorado 80237

All Officers and Directors as a Group	21,002,000	95.5%
(two persons)
     __________

      (1)  All shares owned of record.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 300 square feet of office space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., of Aurora, Colorado , Certified Public Accountants, billed an aggregate of $7,500 for the year ended November 30, 2011 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $7,500 for the year ended November 30, 2010 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2012.

GALLERY MANAGEMENT HOLDING CORP.

By:	/s/ Darlene Nelson
Darlene Nelson
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 21, 2012	By:	/s/ Darlene Nelson
Darlene Nelson
Director

Date: February 21, 2012	By:	/s/ Michael McGill
Michael McGill
Director