Form 10-Q
period 2012-02-29
GALLERY MANAGEMENT HOLDING CORP
filed 2012-04-18
CIK 1420078

    SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   February 29, 2012

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53101

GALLERY MANAGEMENT HOLDING CORP.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-0811822
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

4 Grouse Terrace
Lake Oswego, Oregon	97035
(Address of principal executive offices)	(zip code)

(503) 789-0316
 (Registrant’s telephone number, including area code)

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

As of March 21, 2012, registrant had outstanding 45,380,200 shares of the registrant’s common stock.

FORM 10-Q

GALLERY MANAGEMENT HOLDING CORP.

PART I FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to GALLERY MANAGEMENT HOLDING CORP. and our subsidiaries, Gallery Management, Inc. and T5 Operating Corp.

ITEM 1. FINANCIAL STATEMENTS

GALLERY MANAGEMENT HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended February 29, 2012

Gallery Management Holding Corp.
Consolidated Financial Statements
(Unaudited)

GALLERY MANAGEMENT HOLDING CORP.
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	February	November
	29, 2012	30, 2011
ASSETS

Cash	$139	$139
Accounts receivable	-	-
Inventory - artwork	4,000	4,000

Total current assets	4,139	4,139

Equipment	6,030	-

TOTAL ASSETS	$10,169	$4,139

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities:

Accounts payable	$271,849	$10,650
Interest payable	-	11,924
Accrued payroll	57,917	-
Current portion notes payable - related parties	495,000	82,450
Total current liabilities	824,766	105,024

Long term debt, net of current maturities-related parties	250,000	-

TOTAL LIABILITIES	1,074,766	105,024

SHAREHOLDERS’ EQUITY

Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 35,880,200 and 22,210,200 shares, respectively.	35,880	22,210

Capital paid in excess of par value	116,449	63,729

Deficit accumulated during the development stage	(1,216,926)	(186,824)

TOTAL SHAREHOLDERS’ EQUITY	(1,064,597)	(100,885)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,169	$4,139

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDING CORP.
Consolidated Unaudited Statement of Operations
(A Development Stage Company)

	Unaudited 3 Months Ended February	Unaudited 3 Months Ended February	Unaudited August 15,2007 (inception) through February
	29, 2012	28, 2011	29, 2012

Revenue	$-	$-	$14,037

Operating expenses
Accounting	-	3,000	37,580
Advertising & promotion	406	-	2,456
Bad debt	-	-	350
Bank charges	-	-	60
Beneficial conversion expense	-	-	21,000
Consulting	-	-	3,105
Office	3,353	-	16,886
Legal	132,296	-	172,996
Salaries & wages	57,917	-	66,945
Stock transfer fees	-	-	15,607
Taxes – payroll	-	-	762
Business development	706,000	-	706,000
Travel	83,620	-	83,620
Meals and entertainment	8,141	-	8,141
Telephone	10,955	-	10,955
Contract labor	18,000	-	18,000
Meeting expenses	207	-	207
Operating supplies	8,841	-	8,841

Total General and administrative expenses	1,029,736	3,000	1,173,511

(Loss) before other expenses	(1,029,736)	(3,000)	(1,159,474)

Other (expenses)
Interest	(366)	(893)	(40,452)
Write down of inventory	-	-	(17,000)

Total other expenses	(366)	(893)	(57,452)

Net (Loss)	$(1,030,102)	$(3,893)	$(1,216,926)

Basic (Loss) Per Share	$(0.05)	$(0.00)	$(0.05)

Weighted Average Common Shares
Outstanding	22,362,398	22,210,200	22,210,200

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDING CORP.
 (A Development Stage Company)
Consolidated Statement of Shareholders’ Equity

	Number Of			Retained
	Common		Capital Paid
	Shares Issued	Common Stock	in Excess of Par Value	Earnings (Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 100,000 shares
for services valued at $100 or $.001 per share	100,000	100		-	100

August 16, 2007 issued 33,000
shares of par value $.001 common stock
for cash of $33 or $.001 per share.	33,000	33	-		33

August 16, 2007 issued 1,006,000
shares of par value $.001 common stock
for services valued at $1,006 or $.001 per share	1,006,000	1,006	-		1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000	20,900,000	20,900	100		21,000

October 2007 issued 4,200
shares of par value $.001 common stock
for cash of $1,050 or $.25 per share	4,200	4	1,046		1,050

November 2007 issued 167,000
shares of par value $.001 common stock
for cash of $41,750 or $.25 per share	167,000	167	41,583		41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	22,210,200	$22,210	$42,729	$(49,924)	$15,015

Net (Loss)	-	-	-	(33,160)	(33,160)

Balance at November 30,2008	22,210,200	$22,210	$42,729	$(83,084)	$(18,145)

Net (Loss)	-	-	-	(19,876)	(19,876)

Balance at November 30,2009	22,210,200	$22,210	$42,729	$(102,960)	$(38,021)

Net (Loss)	-	-	-	(28,965)	(28,965)

Balance at November 30,2010	22,210,200	$22,210	$42,729	$(131,925)	$(66,986)

Beneficial conversion feature			21,000		21,000

Net (Loss)	-	-	-	(54,899)	(54,899)

Balance at November 30,2011	22,210,200	$22,210	$63,729	$(186,824)	$(100,885)

Adjustment to number of shares	2,000	$2	$(2)

February 29, 2012 issued 13,668,000 shares of par	13,668,000	$13,668	$52,722		$66,390
value $.001 common shares for debt relief of
$66,390 or $.004857 per share

Net (Loss)				$(1,030,102)	$(1,030,102)
Balance at February 29, 2012 (Unaudited)	35,880,200	$35,880	$116,449	$(1,216,926)	$(1,064,597)

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDING CORP.
Consolidated Unaudited Statement of Cash Flows
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	August 15,
	Ended	Ended	2007 (inception)
	February	February	through February
	29, 2012	28, 2011	29, 2012

Net (Loss)	$(1,030,102)	$(3,893)	$(1,216,926)

Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	-	22,106
Increase in inventory	-	-	(4,000)
Beneficial conversion feature on notes payable	-	-	21,000
Accreted interest	-	-	22,750
(Increase) Decrease in accounts receivable	-	-	-
Increase (Decrease) in accounts payable	261,199	3,000	271,849
Increase (Decrease) in payroll taxes payable	-	-	-
Increase (Decrease) in interest payable	(11,924)	893	-
Notes issued to related parties for current period expenses	706,000	-	706,000
Increase in accrued payroll	57,917	-	57,917
Net cash (used) in operating activities	(16,910)	-	(119,304)
		-
Cash flows from investing activities:		-
Investment in fixed assets – Machinery and equipment	(6,030)	-	(6,030)
		-
Net cash (used) in investing activities	(6,030)	-	(6,030)

Cash flows from financing activities:
Issuance of common stock	66,390	-	109,223
Payment on notes payable	(43,450)	-	16,250
Net cash provided from financing activities	22,940	-	125,473

Net increase in cash	-	-	139
Cash at beginning of period	139	140	-
Adjustment to cash balance	-	(1)	-
Cash at end of period	$139	$139	$139

Supplemental disclosure information:
Stock issued for services and art work	$-	$-	$22,106
Cash paid for interest	$12,290	$-	$12,290
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of noncash financing activities
Fixed asset purchases included in accounts payable at end of period	$6,030	$-	$6,030

See Accompanying Notes To These Unaudited Financial Statements.

GALLERY MANAGEMENT HOLDING CORP.
Notes To Unaudited Financial Statements
For The Three Month Period Ended February 29, 2012

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended February 29, 2012 was taken from the books and records without audit.  However, such information reflects all adjustments, consisting of normal recurring adjustments and those necessary to record non-recurring events which in the opinion of management are necessary to reflect properly the results of the interim periods presented.  The results of operations for the three month period ended February 29, 2012 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2012.

Note 2 - Financial Statements

The following footnotes are specific to the interim periods presented and are in addition to those included in the company's report on Form 10-K for the year ended November 30, 2011 as filed with the Securities and Exchange Commission and the audited financial statements included therein.  Accordingly, the following notes and those included in the 10-K for the year ended November 30, 2011 should be considered together as being a complete set of footnotes.

Note 3 - Organization and Summary of Significant Accounting Policies

Equipment

Equipment is stated at cost.  Inasmuch as operations have not commenced, depreciation has not been provided for during the interim period.  Once operations have commenced, depreciation will be computed using the straight-line method over the estimated useful lives for financial reporting purposes.  Estimated useful lives to be used range from five to seven years.

Expenditures for the development of equipment are capitalized.  Expenditures for repairs and maintenance are to be charged to expense as incurred.

Note 4 - Related Party Events

As more fully described below in Note number 5 as regards contingent obligations, an obligation was incurred to a related party in the amount of $50,000.  The obligation does not bear interest and is payable based on the existence of certain future events.  For reasons stated below, in Note number 5, this obligation is not reflected in the financial statements.

Additionally, the company incurred two notes payable to related parties in the amount of $706,000 during the interim period.  The notes do not bear interest.  One note requires a payment of $25,000 on or before March 31, 2012.  The remaining balance of the note, $81,000, is payable according to the terms of an underlying financial instrument.  The full amount of this note, $106,000, is included in the current portion of notes payable.  The other note requires payments as follows:  $100,000 is payable on or before March 26, 2012; $250,000 is payable on or before December 31, 2012 with the remaining, $250,000 payable on or before December 31, 2013.  $250,000 of this note is included in long term liabilities with the remaining, $350,000, in the current portion of notes payable.

Note 5 - Contingent Obligations

An obligation was incurred during the period to a related party in the amount of $50,000 the payment of which is contingent on certain future events.  The events in question involve the raising of not less than $1,000,000 in gross proceeds from the sale of debt or equity securities.  As of February 29, 2012, this amount had not been raised.  Accordingly, a liability has not been reflected in the financial statements.  At the time that events materialize that give rise to the reflection in the financial statements, the recognized amount of the obligation, $50,000, will result in current period general and administrative expenses.

Note 6 - Capital Stock

On February 29, 2012 the company issued 13,668,000 shares of $.001 par value common stock for $66,390 or $.004857 per share for the payment of the following company obligations:  1) Accounts payable in the amount of $10,650; 2) Interest on notes payable in the amount of $12,290 and 3) Liquidation of certain notes payable in the amount of $43,450.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

    The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

    This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any of such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and Current Reports on Form 8-K.

Narrative Description of the Business

    Gallery Management Holding Corp. was organized as a corporation under the laws of the State of Colorado on August 15, 2007. Until March 2012, we conducted two lines of business. We provided consulting services in the management of art galleries in the Denver, Colorado metropolitan area. We also planned to market fine art, antiques and collectibles on a retail consignment basis, on the internet through our subsidiary, Gallery Management, Inc. Our primary outlet was anticipated to be eBay.com where we believed that we would receive maximum marketing exposure with minimal expense. In March 2012 the Company underwent a change in control and in connection therewith we have adopted a new business plan, engaged new employees and management and have determined not to pursue our former business plans.

    On March 1, 2012, we created a new subsidiary, T5 Operating Corp., a Colorado corporation, pursuant to which we intend to conduct some of our operations. We anticipate that we will change the name of the Company to T5 Corp., upon approval of the shareholders and compliance with the requirements of Schedule 14C, anticipated to occur in April 2012. We anticipate that our trading symbol also will change. The Company’s Common Stock currently is traded on the OTCBB under the symbol “GMHC”.

    The Company’s new address is 4 Grouse Terrace, Lake Oswego, Oregon 97035. The Company’s telephone number is (503) 789-0316.

    The Company currently conducts business through its newly-formed subsidiary, T5 Operating Corp. The Company’s principal business is the recycling of waste produced in the drilling and production of oil and natural gas wells. Through more than 120 years of combined experience in oil and gas field recycling, the new management of the Company has developed unique, industry leading, thermal remediation and recycling technologies. These technologies include indirect thermal desorption units, volatilization chambers and produced water treatment systems.

    The Company will utilize these technologies to create project alliances worldwide. This model allows the Company to focus on technology advancements and technical support while its strategic partners bear the project operational and infrastructure expenses. The Company’s revenue is expected to derive primarily from long-term equipment leases combined with royalties and/or profit splits. The model is expected to provide the Company with a monthly revenue stream and a performance incentive. Based on this model, the Company anticipates that it will be able to operate on numerous project locations worldwide with minimal overhead and infrastructure requirements.

    When referring to the Company and using phrases such as “we” and “us,” our intent is to refer to Gallery Management Holding Corp. and its subsidiaries as a whole.

Results of Operations

    The following discussion involves our results of operations for the three months ended February 29, 2012 and February 28, 2011.

    For the fiscal quarter ended February 29, 2012 we had $ -0- in revenue, compared to $ -0- in revenue for the three months ended February 28, 2011

    General and administrative expenses for the three months ended February 29, 2012 were $1,029,736, compared to $3,000 for the three months ended February 28, 2011, an increase of $1,026,736 or 3,422.45%  The increase in general and administrative expenses is largely attributable to a substantial increase of $706,000 in business development expenses, an increase of $132,296 in legal fees, an increase of $83,620 in travel expenses, an increase of $57,917 in salaries and wages and an increase in contract labor of $18,000, all associated with the engagement of new management and the commencement of our new business strategy.  We expect that our general and administrative expenses will continue to increase as we add additional personnel.

    We had a net loss of $1,030,102 for the three months ended February 29, 2012, compared to a net loss of $3,893 for the three months ended February 28, 2011.  The increase in net loss is attributable to the increase in general and administrative expenses arising from the implementation of our new business strategy.  We expect net losses to increase substantially during the fiscal year ending November 30, 2012 as we anticipate significant capital expenditures and expenses before the realization of any material amounts of revenue.

    Included in the net loss of $1,030,102 for the three months ended February 29, 2012 as referenced above is an expense entitled Business Development Expense in the amount of $706,000.  This expense resulted from the acquisition of business related technology, trademarks and customer relationships from related parties for consideration totaling $706,000 in the form of notes.  The details of the notes are more fully described in note number 4, Related Party Events, to the financial statements for the period ended February 29, 2012.  The amount, $706,000, was considered as a current period expense under Generally Accepted Principles of Accounting primarily due to an absence of funding to enable the economic actuation of current customer agreements.  Upon receipt of adequate funding, the amount of that expense , $706,000, could be reversed as a related offset to current period expenses at the date of the funding event.  The effect of this would be to reduce current period losses or increase current period net income amounts (net of taxes, if any) by this amount, $706,000.

Liquidity and Capital Resources

    As of February 29, 2012, we had cash and cash equivalents of $139.

    Net cash used in operating activities was $16,910 for the three months ended February 29, 2012, compared to $ -0- for the three months ended February 28, 2011.

    Cash flow used in investing activities was $6,030 for the three months ended February 29, 2012, compared to $ -0- for the three months ended February 28, 2011.

    Cash flow provided from financing activity was $22,940 for the three months ended February 29, 2012, compared to $ -0- for the three months ended February 28, 2011.

    Subsequent to the end of the fiscal quarter, on March 15, 2012, we raised $250,000 through the sale of common stock at a purchase price of $1.75 per share.  We anticipate that we will require substantial additional capital to implement our new business strategy.

    We currently do not have sufficient capital resources to conduct our business.  We have no commitments for capital and there can be no assurance that we will have access to capital markets in the future or that the costs of capital will be acceptable to us.  As a result, there is substantial doubt about our ability to continue operations.  See Item 1A - Risk Factors.

Plan of Operation

    Our plan for the twelve months beginning March 1, 2012 is to raise substantial capital through the sale of common stock, preferred stock, convertible notes or secured debt in order to construct and purchase equipment necessary to perform service agreements that we anticipate entering into with prospective customers.  Our company has a limited history of operations and has no history exclusive of its new management team in conducting an environmental remediation business.

We are a development stage company.

Proposed Milestones to Implement Business Operations

    Initially, the intent is to raise $5.0 million in debt or equity which is necessary to undertake pending customer agreements.  These funds are to be used to construct and mobilize equipment and to provide working capital until sufficient cash flows are generated from planned operations.  Further amounts of debt or equity are intended to be raised once initial operations have commenced and are intended to further expand equipment construction and mobilization under plans as related to project agreements currently under discussion.

Off-Balance Sheet Arrangements

    We have no off-balance sheet arrangements with any party.

Critical Accounting Policies

    Our discussion and analysis of results of operations and financial condition are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this Report. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement at inception.

    In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

    In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143,” which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. We adopted this pronouncement at inception.

    In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS Statement No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have any impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    None.

ITEM 4. CONTROLS AND PROCEDURES

    Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

    As of the end of the period covered by this Report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC’s rules and forms.

    There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

    This Report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There currently are no legal proceedings to which we are a party that could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

    An investment in our Company involves a risk of loss. You should carefully consider the risks described below before you make any investment decision regarding our Company. Additional risks and uncertainties, including those generally affecting the market in which we operate or those we currently deem immaterial, also may impair our business. If any of such risks actually materializes, then our business, financial condition and operating results could be adversely affected. In such case, the trading price of our Common Stock could decline.

    The following risk factors are not exhaustive, and the risks discussed herein do not purport to be inclusive of all possible risks but are intended only as examples of possible investment risks.

Risks Related to Our Company

We have no current operating revenues.

    We are a development stage company and have no revenues from operations to use for operating expenses or project development. If we are not able to obtain adequate sources of funds to operate our business, then we may not be able to continue as a going concern. Our business strategy and plans could be adversely affected in the event that we need additional financing and are unable to obtain such funding when needed. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain opportunities. If we cannot obtain necessary funding, then we may be forced to cease operations.

We anticipate that we will incur operating losses and negative cash flows for the immediate future.

    We do not expect to generate significant revenues until we complete the installation of our initial project, which we currently anticipate will occur at the end of this fiscal year. We anticipate that our expenses will continue to increase substantially as we implement our project development and construction plan and expand our general and administrative operations. For these reasons, we expect to continue to incur significant operating losses for the next several fiscal quarters. These losses will have an adverse effect on our shareholders’ equity and working capital.

Our ability to become profitable is uncertain.

    Our ability to become and remain profitable will depend on, among other things:

•	our ability to identify, develop and construct waste recycling systems and facilities, including our projects currently in development, at our projected cost and within our projected timetables;
•	our ability to obtain adequate financing for our projects on terms consistent with our expectations;
•	our ability to effectively manage the operations at our facilities;
•	our ability to develop and market our system design and management services at a sufficient margin;
•	our ability to develop an effective internal corporate organization and systems; and
•	our ability to attract, hire and retain qualified and experienced management and technical and field personnel.

Because of the numerous uncertainties associated with the development, construction, ownership and future operation of our projects, we are unable to predict the extent of any future losses or when we will become profitable, if ever. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

If we receive the financing for any or all of our currently-contemplated projects, management believes that we should undergo a period of rapid growth and activity related to our development and construction plan, and our failure to manage this growth and activity could harm our business.

    If we receive the financing for any or all of our currently-contemplated projects, management believes that we should undergo a period of rapid growth and activity. This possible growth, as well as any other growth that we may experience in the future, will provide challenges to our organization and may strain our management, technical and field personnel and operations, especially since our development and construction plan involves simultaneous activity on multiple projects. We may misjudge the amount of time or resources that will be required to manage effectively any anticipated or unanticipated growth or activity in our business or with respect to our development and construction plan, or we may not be able to attract, hire or retain qualified and experienced personnel, including additional senior management personnel and technical and field personnel, to satisfy our needs. Our ability to manage growth and to execute our development and construction plan will depend in large part on our ability to continue to enhance our operating, financial and management information systems. If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth or changes to our development and construction plan, then our business resources may become strained, and we may fail to stay within our project budgets or fail to achieve our target operation dates for one or more of our projects.

Our development and construction plans require substantial capital, and we may be unable to raise capital when needed, which could force us to delay, reduce or eliminate some or all of our development and construction plans.

    We will require substantial capital resources to fund our development and construction plan going forward. Over the next two years, we expect to need not less $25.0 million in debt financing for construction of treatment equipment and not less than $5.0 million in equity to finance operations and working capital. Our ability to obtain adequate funding for our projects will depend on a variety of factors, including the adequacy of equity investment, the availability and cost of debt facilities and the revenue from operations. We may not be able to obtain adequate funding on terms consistent with our expectations to support our development and construction plan in a timely manner.

    We expect to rely on access to the credit and capital markets to finance our projects and our working capital requirements. Access to these markets may be adversely affected by factors beyond our control, including volatility in securities trading markets, turmoil in the financial services industry and general economic conditions.

    We also may need additional financing for a variety of reasons, including to support ongoing operations (including operations and maintenance expenses at our projects after operations start), to pursue new project development opportunities, to attract and retain qualified management and technical and field personnel, to establish an effective infrastructure and to acquire complementary businesses or technologies. We do not currently have a credit facility to provide short-term borrowing capacity, and we do not currently have sufficient equity investment to support ongoing development operations. Future financings may include terms that disadvantage us or restrict our operations or use of operating cash flow.

    It also is possible that the actual costs to complete any one of our projects may be greater than anticipated, in which case we may be forced to raise additional funds to complete the project on terms that substantially reduce the value of the project to us. If we are unable to raise adequate funds or to raise adequate funds on terms acceptable to us, then we may have to delay, reduce or eliminate some or all of our development and construction plans, liquidate some or all of our assets or transfer ownership of one or more of our projects to our lenders or strategic partners.

Indebtedness may burden us with high interest payments and highly restrictive terms that could adversely affect our business.

    As a matter of Company policy, our financial plans will limit our debt exposure to a reasonable level. However, a significant amount of indebtedness could increase the possibility that we may be unable to generate sufficient revenues to service the payments on indebtedness, when due, including principal, interest and other amounts.

    The current global financial market conditions will be relevant to the Company’s ability to raise funds and develop and construct projects in the particular markets in which we intend to be active. While the Company believes that the opportunity exists to proceed in spite of these factors, major market disruptions, recent adverse changes in global market conditions and the regulatory climate may affect our business.

Our dependence on third party service providers and suppliers may cause delays in the development and construction of our projects.

    In certain instances we will rely entirely on third parties to supply us with all of the equipment, components and construction services necessary for the development and construction of our projects. As of the date of this Report, we have entered into only one contractual arrangement with our sole manufacturer for the construction of our equipment. As a result, we depend on such manufacturer, and any delay or difficulty may result in material delays in our projects.

    We may have difficulty obtaining agreements with third party service providers and equipment and component suppliers on terms favorable or acceptable to us. Once a service or supply agreement is obtained, we cannot be sure that our third party service providers and equipment and component suppliers will provide their services or deliver equipment or components in a timely manner.

We or our customers may be unable to obtain or maintain the regulatory permits, approvals and consents required to construct and operate our projects.

    Our systems may be required to obtain numerous environmental and other regulatory permits and certifications from governmental agencies and authorities in order to construct and operate our projects. A number of these permits and certifications must be obtained before the start of construction of a project, while other permits are required to be obtained at or before the time of first operation, and still other permits must be obtained within prescribed time frames following commencement of initial operations. Any failure to obtain the necessary environmental permits and certifications on a timely basis could delay the construction or operation of our projects. In addition, once a permit or certification has been issued for a project, we must take steps to comply with each permit’s substantive conditions, which can include conditions as to timely commencement and completion of the project. Otherwise, the permit could be subject to revocation or suspension, or the Company could be exposed to penalties or other consequences, which could be significant. We also may need to modify existing permits to reflect changes in design or in project requirements, which modification could trigger a legal or regulatory review under a standard that may be more stringent than when the permits were originally granted.

Claims that current or future technologies used in our projects infringe or misappropriate the proprietary rights of others could adversely affect our ability to use those technologies and cause us to incur additional costs.

    We could be subject to third party infringement claims if third parties challenge our use of a particular technology, including our proprietary infrared thermal technology. Any litigation, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, adversely impact prospective customers and require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms or at all.

If we are unable to protect the confidentiality of sensitive information and know-how, then our ability to develop, complete and operate our projects could be materially adversely affected.

    We believe that the most important element of our intellectual property comes from the knowledge base of our management and employees, which consists of expertise and trade secrets obtained through many years of our management and technical team’s waste treatment systems operational experience. As a result, we consider our trade secrets, operational experience, processes and know-how to be one of our principal competitive strengths. We will seek to limit disclosure of these trade secrets, operational experience, processes and know-how by requiring employees, consultants and third parties with access to such information to execute confidentiality agreements and by restricting access to such information. We cannot be certain, however, that all of our existing employees will execute such agreements, and, if they choose not to do so, we will have no contractual recourse against them if they disclose our trade secrets, processes or know-how to third parties or otherwise use such intellectual property in connection with future employment. In addition, even if executed, these agreements may be breached, and we may not have adequate remedies for any such breach. Furthermore, trade secrets may become known otherwise or be independently developed by third parties. To the extent that our employees, consultants or third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Such disputes could result in our having to enter into licensing arrangements that may require the payment of license fees or royalties to the owners of the intellectual property. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us or at all.

    In addition, we believe that our management team has been instrumental in the advancement of infrared and thermal desorption technologies through the improvement of such technologies and the operational process over their careers with us and other companies. Accordingly, our success in effectively protecting the confidentiality of our sensitive information and know-how will depend in large part on our ability to retain our current senior management. The loss of the services of certain members of our senior management team could cause significant harm to our competitive position and technical capabilities, prevent or delay the development, construction and operation of our projects and damage our reputation.

We have no experience as a public company. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

    We have never operated as a public company. We have no experience in complying with the various rules and regulations that apply to a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations that apply to a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

We depend on our senior management, and the loss or unavailability of any one of them could put us at a competitive disadvantage.

    Our success depends on, among other things, the skills of certain key management and technical personnel, including R. Patrick Garrett, our Chief Executive Officer, and Roger T. Richter, our Chief Operating Officer. Messrs. Garrett and Richter each have employment contracts with us. While the contracts for Messrs. Garrett and Richter contain provisions for full-time employment, there can be no assurances that either man will be able to provide his services on a full-time basis if needed. The loss of the full-time services of either Mr. Garrett or Mr. Richter could adversely affect our business.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

Competition in the markets for oil and gas waste recycling or treatment is intense and likely will persist and intensify over time.

    We compete directly and indirectly with a number of companies that provide solutions and services that are competitive with all, some or part of our waste treatment solutions. Many of our potential competitors have greater brand name recognition than we do, and their products may enjoy greater initial market acceptance among our potential customers. In addition, many of these competitors have significantly greater financial, technical, sales, marketing, distribution, service and other resources than we have and also may be better able to adapt quickly to changing demands and to changes in technology.

    If we cannot generate effective responses to our competitors’ brand power, innovations, pricing strategies, marketing campaigns, partnerships, service networks and other initiatives, then our ability to gain market share or market acceptance for our products and services could be limited, our revenues and our profit margins may suffer, and we may never become profitable.

   We face competition for our waste remediation services from many established oilfield service companies, including but not limited to Baker Hughes, Schlumberger, Halliburton, National Oilwell/Varco and Weatherford International. Each of our target markets currently is served by existing companies using various proprietary technologies. Because of their established relationships and broad scope of oilfield services, it may be difficult to replace such competitors from their existing customers.

If we do not properly manage foreign sales and operations, our business could suffer.

    Such international activities may be subject to inherent risks, including regulatory limitations restricting or prohibiting the provision of our solutions and services, unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, fluctuations in currency exchange rates, foreign exchange controls that restrict or prohibit repatriation of funds, technology export and import restrictions or prohibitions, delays from customs brokers or government agencies, seasonal reductions in business activity and potentially adverse tax consequences resulting from operating in multiple jurisdictions. As a result, if we do not properly manage foreign sales and operations, our business could suffer.

We may acquire technologies or companies in the future, and such acquisitions could disrupt our business and dilute our shareholders’ interests.

    We may acquire additional technologies or other companies in the future, and we cannot provide assurances that we will be able to successfully integrate their operations or that the cost savings we anticipate will be fully realized. Entering into an acquisition or investment entails many risks, any of which could materially harm our business, including:

•	the diversion of management’s attention from other business concerns;
•	the failure to effectively assimilate the acquired technology, employees or other assets of the acquired company into our business;
•	the loss of key employees from either our current business or the acquired business; and
•	the assumption of significant liabilities of the acquired company.

    If we complete acquisitions, we may dilute the ownership of current shareholders. In addition, achieving the expected returns and cost savings from our past and future acquisitions will depend in part on our ability to integrate the products and services, technologies, research and development programs, operations, sales and marketing functions, finance, accounting and administrative functions and other personnel of these businesses into our business in an efficient and effective manner. We cannot ensure that we will be able to do so or that the acquired businesses will perform at anticipated levels. If we are unable to successfully integrate acquired businesses, then our anticipated revenues may be lower, and our operational costs may be higher.

Currency conversion and exchange rate volatility could adversely affect our financial condition.

    To the extent that we need to convert United States dollars into foreign currencies for our operations, appreciation of the foreign currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations.

Our strategy for growth may include teaming agreements, joint ventures, strategic alliances and mergers and acquisitions, which could be difficult to manage.

    The successful execution of our growth strategy will depend on many factors, including identifying suitable companies, negotiating acceptable terms, successfully consummating the corporate relationships and obtaining the required financing on acceptable terms. We may be exposed to risks that we may incorrectly assess new businesses and technologies. We could face difficulties and unexpected costs during and after the establishment of corporate relationships.

    Acquisitions could be foreign acquisitions, which would add additional risks, including political, regulatory and economic risks, related to specific countries as well as currency risks.

Our initial revenues are expected to be from a small number of customers, and the concentration of revenues among a few customers will potentially carry with it a credit risk.

    We will be subject to credit risk associated with any concentration of our accounts receivable if we develop revenue relationships with a few customers. In that instance, if one or more of our customers were to significantly reduce or delay their payments to us or fail to pay us on a timely basis, then our business, financial condition and results of operations could be materially adversely affected.

Our insurance may not be sufficient.

    We will carry insurance, including environmental pollution insurance, that we consider adequate having regard to the nature of the risks of doing business and costs of coverage. We may not, however, be able to obtain insurance against certain risks or for certain products or other resources located from time to time in certain areas of the world to the extent that we may be forced to rely on outside providers. Currently, we are not fully insured against all possible risks, nor are all such risks insurable. Thus, although we intend to maintain insurance coverage, such coverage may not be adequate.

Geopolitical conditions and global economic factors may adversely affect the Company.

    Uncertain geopolitical conditions and global economic factors may adversely affect the Company’s operating results. Adverse factors affecting economic conditions worldwide have contributed to a general inconsistency in the oil and gas industry and may continue to adversely impact the Company’s business, resulting in reduced demand for oil and gas waste recycling. The current and ongoing uncertainty of the international economic situation, civil unrest, terrorist activity and military actions may continue to adversely affect global economic conditions. Economic and market conditions could deteriorate as a result of any of the foregoing reasons. The Company may experience material adverse effects on its business, operating results and financial condition as a consequence of the foregoing factors.

Terrorist attacks or sustained military campaigns may adversely impact our business.

    The continued threat of terrorism and the impact of military and other actions could affect the operations of our customers on which we will be dependent. Furthermore, the United States government has issued public warnings that indicate that energy assets (such as oil wells) might be specific targets of terrorist organizations. The continuation of these developments may subject our operations to increased risks and, depending on their ultimate magnitude, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Products and Technology

Failure to comply with applicable environmental and other laws and regulations could adversely affect our business and harm our results of operations.

    We are subject to federal, state, local and foreign regulations governing the use, storage, handling and disposal of these materials and hazardous waste products that are generated. Although we believe that our procedures for using, handling, storing and disposing of hazardous materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur liability as a result of any such contamination or injury. In the event of an accident, including a discharge of hazardous materials into the environment, we could be held liable for damages or penalized with fines, and the liability could exceed our insurance and other resources. We may incur expenses related to compliance with environmental laws. Such future expenses or liability could have a significant negative impact on our business, financial condition and results of operations. Further, we cannot assure you that the cost of complying with these laws and regulations will not materially increase in the future.

Rapid technological advances or the adoption of new codes and standards could impair our ability to deliver our machines and systems in a timely manner, and, as a result, our revenues would suffer.

    Our success depends in large part on our ability to keep our machines and systems current and compatible with evolving technologies, codes and standards. Unexpected changes in technology or in codes and standards could disrupt the development of our machines and systems and prevent us from meeting deadlines for the delivery of our machines and systems. If we are unable to keep pace with technological advancements and adapt our products to new codes and standards in a timely manner, then our machines and systems may become uncompetitive or obsolete, and our revenues would suffer.

We may enter into third party licenses, which by their terms may limit or preclude us, as the case may be, in the exploitation of certain intellectual property rights.

    Although we seek to retain sole ownership of the intellectual property we develop, any alliance with third parties may provide for shared intellectual property rights in certain situations. Where intellectual property is developed pursuant to our use of technology licensed from a third party, we may be required to commit to provide certain exclusive or non-exclusive licenses in favor of such third party, and in some cases the intellectual property may be jointly owned. We also may enter into agreements with other customers and partners that involve shared intellectual property rights. Developments made under these agreements could be available for future commercial use by any party to the agreement. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation and/or be enjoined from using such intellectual property.

We have not conducted formal evaluations to confirm that our technology, machines and systems do not or will not infringe on the intellectual property rights of third parties.

    As a result, we cannot be certain that our technology, machines and systems do not or will not infringe on the intellectual property rights of third parties. If infringement were to occur, our development, manufacturing, sales and distribution of such technology, machines or systems may be disrupted.

Some of our proprietary intellectual property is not protected by any patent or patent application, and, despite our precautions, it may be possible for third parties to obtain and use such intellectual property without authorization.

    The steps we have taken and may take in the future may not prevent misappropriation of our solutions or technologies, particularly in respect of officers and employees who are no longer employed by us or in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

We may seek to protect our proprietary intellectual property through contracts, including, when possible, confidentiality agreements and inventors’ rights agreements with our customers and employees.

    We intend to seek to protect proprietary intellectual property in part by confidentiality agreements and, if applicable, inventors’ rights agreements with strategic partners and employees, although such agreements have not been and may not be put in place in every instance. We cannot guarantee that these agreements will adequately protect our trade secrets and other intellectual property or proprietary rights. We cannot be sure that the parties that enter into such agreements with us will not breach them, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships.

Our failure to obtain or maintain the right to use certain intellectual property may negatively affect our business.

    Our future success and competitive position depends in part on our ability to obtain or maintain certain proprietary intellectual property used in our solutions. This may be achieved, in part, by prosecuting claims against others who we believe are infringing our rights and by defending claims of intellectual property infringement brought by others. While we are not currently engaged in any intellectual property litigation, in the future we may commence lawsuits against others if we believe that they have infringed our rights, or we may become subject to lawsuits alleging that we have infringed the intellectual property rights of others. For example, to the extent that we have previously incorporated third party technology and/or know-how into certain systems for which we do not have sufficient license rights, we could incur substantial litigation costs, be forced to pay substantial damages or royalties or even be forced to cease operations in the event that any owner of such technology or know-how were to challenge our subsequent installation of such system (and any progeny thereof). In addition, to the extent that we discover or have discovered third party patents that may be applicable to machines or systems in development, we may need to take steps to avoid claims of possible infringement, including obtaining non-infringement or invalidity opinions and, when necessary, re-designing or re-engineering machines and/or systems. However, we cannot assure you that these precautions will allow us to successfully avoid infringement claims. Our involvement in intellectual property litigation could result in significant expense to us, adversely affect the development of our waste remediation intellectual property and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome in any such litigation, we may, among other things, be required to:

•	pay substantial damages;
•	cease the development, manufacture, use, sale or importation of machines or systems or components thereof that infringe on other patented intellectual property;
•	expend significant resources to develop or acquire non-infringing intellectual property;
•	discontinue processes or systems incorporating infringing technology; or
•	obtain licenses to the infringing intellectual property.

    We cannot assure you that we would be successful in any such development or acquisition or that any such license would be available upon reasonable terms, if at all. Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to our Common Stock

Our existing shareholders have substantial control over the Company and could limit and influence the outcome of key transactions, including changes in control of the Company.

    Our current shareholders, if acting together, would be able to control or influence significantly all matters requiring approval by our shareholders, including the election of our directors and the approval of mergers or other significant corporate transactions. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our shareholders of an opportunity to receive a premium for their Common Stock as part of a sale of the Company and may affect the market price of our Common Stock. This significant concentration of stock ownership may adversely affect the trading price of our Common Stock due to investor perception that conflicts of interest may exist or arise.

Our Common Stock has not been widely traded, and the price of our Common Stock may fluctuate substantially.

    To date, there has been a limited public market for shares of our Common Stock, with limited trading relating to the approximately 10,910,200 shares of our “public float.” An active public trading market may not develop or, if developed, may not be sustained. The current market price of our Common Stock and any possible subsequent listing on the NASDAQ Market or other securities exchange, if and when we are successful in doing so, will be affected by a number of factors, including those discussed above.

Future sales of our Common Stock by existing shareholders could cause our stock price to decline.

    If our existing shareholders sell substantial amounts of our Common Stock in the public market, then the market price of our Common Stock could decrease significantly. The perception in the public market that our shareholders might sell shares of Common Stock also could depress the market price of our Common Stock. There are 45,380,200 shares of our Common Stock outstanding, of which approximately 10,910,200 shares are freely tradable currently. The balance of our shares is held by affiliates and contain certain restrictions on resale. We may in the future issue and register additional shares of our Common Stock that might be freely transferable at the time of such transaction.

    A decline in the price of shares of our Common Stock might impede our ability to raise capital through the issuance of additional shares of our Common Stock or other equity securities.

We do not expect to pay dividends in the foreseeable future, and any return on investment may be limited to the value of our Common Stock.

    We do not anticipate paying dividends on our Common Stock in the foreseeable future. The payment of dividends on our Common Stock will depend on our earnings, financial condition, opportunities to invest in the growth of our business and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, then our Common Stock may be less valuable because a return on investment will occur only if our stock price increases.

We are authorized to issue Preferred Stock, which could adversely affect the value of shares of our Common Stock.

    Our Articles of Incorporation, as proposed to be amended, authorize us to issue up to 20,000,000 shares of Preferred Stock. Our Board of Directors could designate and issue Preferred Stock, in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by shareholders. Terms of Preferred Stock could include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The designation of Preferred Stock could have a material adverse effect on the rights of holders of our Common Stock and therefore could reduce the value of shares of our Common Stock. In addition, specific rights granted to future holders of Preferred Stock could be used to restrict our ability to merge with, or sell our assets to, a third party. The ability of our Board of Directors to issue Preferred Stock could have the effect of rendering more difficult, delaying, discouraging, preventing or rendering more costly an acquisition of our Company or a change in control of our Company, thereby preserving control of our Company by current management.

Our Common Stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

    Our Common Stock is deemed to be a “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This classification reduces the potential market for our Common Stock by reducing the number of potential investors. This would be detrimental to the development of active trading in our Common Stock and make it more difficult for investors in our Common Stock to sell shares to third parties or to otherwise dispose of them. This also could cause our stock price to decline or impede any increase in price. Penny stocks are stocks:

•	with a price of less than $4.00 per share;
•	that are not traded on a “recognized” national exchange; or
•
in issuers with net tangible assets less than $2 million (if the issuer has been in continuous operation for at least three years) or $10 million (if the issuer has been in continuous operation for less than three years), or with average revenues of less than $6 million for the last three years.

    Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. Many broker-dealers will not offer penny stocks to their clients. Moreover, many investors are disinclined to purchase penny stocks.

If we raise additional funds through the issuance of equity or convertible debt securities, your ownership will be diluted.

    If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by existing shareholders will be reduced, and new securities may contain certain rights, preferences or privileges that are senior to those of our Common Stock. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters.

Grants of stock options and other rights to our employees may dilute your stock ownership.

    We plan to attract and retain employees in part by offering stock options and other purchase rights for a significant number of shares of our Common Stock. We intend to grant stock options to certain officers and directors of the Company. The issuance of shares of Common Stock pursuant to such stock options, and stock options issued in the future, will have the effect of reducing the percentage of ownership in our Company of our then existing shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the period covered by this Report.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

    The following financial information is filed as part of this Report:

    (a)           (1) FINANCIAL STATEMENTS

       (2) SCHEDULES

       (3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

4.1**	2012 Stock Incentive Plan

4.2**	Form of Stock Option Agreement

10.1***	Employment Agreement with R. Patrick Garrett

10.2***	Employment Agreement with Roger T. Richter

10.3***	Employment Agreement with Allen H. Adams

10.4***	Employment Agreement with Kyle Estes

10.5***	Contribution Agreement with R. Patrick Garrett and Mary Anne Garrett

10.6***	Contribution Agreement with Roger T. Richter

10.7***	Consulting Agreement with Black Label Industries, Ltd.

10.8***	Form of Proprietary Information and Invention Assignment Agreement

21.1	List of Subsidiaries

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906

    *           Previously filed with Form SB-2 Registration Statement, January 28, 2008.

    **         Previously filed with Current Report on Form 8-K filed with the Commission on March 7, 2012.

    ***      Previously filed with Current Report on Form 8-K filed with the Commission on March 2, 2012.

    The Company has filed no Reports on Form 8-K during the fiscal quarter ended February 29, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Gallery Management Holding Corp.

Date: April 17, 2012	By:	/s/ R. Patrick Garrett R. Patrick Garrett Chief Executive Officer

Date: April17, 2012	By:	/s/Allen H. Adams Allen Adams Chief Financial Officer