Form 10-Q
period 2012-05-31
T5 Corp.
filed 2012-07-16
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:   May 31, 2012

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53101

T5 CORP.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	26-0811822
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

4 Grouse Terrace
Lake Oswego, Oregon	97035
(Address of principal executive offices)	(zip code)
(503) 789-0316
 (Registrant’s telephone number, including area code)

Gallery Management Holding Corp., 9093 E. Nassau Ave., Denver, Colorado 80237
(Registrant’s name and former address)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]    No [X]

As of July 10, 2012, registrant had 111,260,400 outstanding shares of common stock.

FORM 10-Q

T5 CORP.

PART I FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to T5 CORP. and our subsidiaries, Gallery Management, Inc. and T5 Operating Corp.

ITEM 1. FINANCIAL STATEMENTS

T5 CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended May 31, 2012

T5 Corp.
Consolidated Financial Statements
(Unaudited)

T5 CORP.
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	May	November
	31, 2012	30, 2011
ASSETS

Cash	$1,513	$139
Stock subscription receivable	150,000	-
Inventory - artwork	-	4,000

Total current assets	151,513	4,139
Equipment	515,849	-

TOTAL ASSETS	$667,362	$4,139

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities:

Accounts payable	$368,276	$10,650
Interest payable	-	11,924
Accrued payroll	147,083	-
Current portion notes payable - related parties	310,261	82,450
Total current liabilities	825,620	105,024

Long term debt, net of current maturities-related parties	250,000	-

TOTAL LIABILITIES	1,075,620	105,024

SHAREHOLDERS’ EQUITY

Preferred stock, par value $.001 and $.10 per share,
respectively; Authorized 20,000,000 and 1,000,000
shares, respectively; issued and outstanding -0- shares	-	-

Common stock, par value $.001 per share; Authorized
200,000,000 and 50,000,000 shares, respectively; issued
and outstanding 112,960,402 and 22,210,200 shares,	112,960	22,210
respectively

Capital paid in excess of par value	1,474,761	63,729

Deficit accumulated during the development stage	(1,995,979)	(186,824)

TOTAL SHAREHOLDERS’ EQUITY	(408,258)	(100,885)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$667,362	$4,139

See Accompanying Notes To These Unaudited Financial Statements.

T5 CORP.
Consolidated Unaudited Statement of Operations
(A Development Stage Company)

	Unaudited 3 Months Ended May	Unaudited 3 Months Ended May	Unaudited 6 Months Ended May	Unaudited 6 Months Ended May	Unaudited August 15, 2007 (inception) through May
	31, 2012	31, 2011	31, 2012	31, 2011	31, 2012

Revenue	$-	$-	$-	$-	$14,037

Operating expenses
Accounting	-	5,500	-	8,500	37,578
Advertising & promotion	1,833	-	2,239	-	4,289
Bad debt	-	-	-	-	350
Bank charges	1,387	-	1,387	-	1,447
Beneficial conversion expense	-	-	-	-	21,000
Consulting	-	-	-	-	3,105
Office	3,727	863	7,080	863	20,613
Legal	113,026	-	245,321	-	286,022
Salaries & wages	207,000	-	264,917	-	273,945
Stock transfer fees	-	-	-	-	15,607
Taxes – payroll	-	-	-	-	762
Business development	88,681	-	794,681	-	794,681
Travel	155,633	-	239,253	-	239,253
Meals and entertainment	40,571	-	48,712	-	48,712
Telephone	10,366	-	21,321	-	21,321
Contract labor	16,000	-	34,000	-	34,000
Meetings expense	6,415	-	6,622	-	6,622
Operating supplies	658	-	9,500	-	9,500
Dues and subscriptions	260	-	260	-	260
Employee training/education	1,350	-	1,350	-	1,350
Computer	8,297	-	8,297	-	8,297
Other professional services	118,052	-	118,052	-	118,052
Moving	1,437	-	1,437	-	1,437
Postage & shipping	220	-	220	-	220
Miscellaneous	4,141	-	4,141	-	4,141
Total general and administrative expenses	779,054	6,363	1,808,790	9,363	1,952,564

(Loss) before other expenses	(779,054)	(6,363)	(1,808,790)	(9,363)	(1,938,527)

Other (expenses)
Interest	-	(4,239)	(366)	(5,132)	(40,452)
Write down of inventory	-	-	-	-	(17,000)

Total other expenses	-	(4,239)	(366)	(5,132)	(57,452)

Net (Loss)	$(779,054)	$(10,602)	$(1,809,155)	$(14,495)	$(1,995,979)

Basic (Loss) Per Share	$(0.01)	$(0.00)	$(0.04)	$0.00	$(0.04)

Weighted Average Common
Shares Outstanding	69,101,574	22,210,200	45,859,689	22,210,200	55,428,745

See Accompanying Notes To These Unaudited Financial Statements.

T5 CORP.
 (A Development Stage Company)
Consolidated Statement of Shareholders’ Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess of	Earnings
	Shares Issued	Stock	Par Value	(Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 200,000 shares
for services valued at $100 or $.0005 per share-See note below	200,000	200	(100)	-	100

August 16, 2007 issued 66,000
shares of par value $.001 common stock
for cash of $33 or $.0005 per share-See note below	66,000	66	(33)		33

August 16, 2007 issued 2,012,000
shares of par value $.001 common stock
for services valued at $1,006 or $.0005 per share-See note below	2,012,000	2,012	(1,006)		1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000-See note below	41,800,000	41,800	(20,800)		21,000

October 2007 issued 8,400
shares of par value $.001 common stock
for cash of $1,050 or $.125 per share-See note below	8,400	8	1,042		1,050

November 2007 issued 334,000
shares of par value $.001 common stock
for cash of $41,750 or $.125 per share-See note below	334,000	334	41,416		41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	44,420,400	$44,420	$20,519	$(49,924)	$15,015

Net (Loss)	-	-	-	(33,160)	(33,160)

Balance at November 30, 2008	44,420,400	$44,420	$20,519	$(83,084)	$(18,145)

Net (Loss)	-	-	-	(19,876)	(19,876)

Balance at November 30, 2009	44,420,400	$44,420	$20,519	$(102,960)	$(38,021)

Net (Loss)	-	-	-	(28,965)	(28,965)

Balance at November 30, 2010	44,420,400	$44,420	$20,519	$(131,925)	$(66,986)

Beneficial conversion feature			21,000		21,000

Net (Loss)	-	-	-	(54,899)	(54,899)

Balance at November 30, 2011	44,420,400	$44,420	$41,519	$(186,824)	$(100,885)

Adjustment to number of shares-See note below	4,000	$4	$(4)

Adjustment to capital paid in excess of par value			2		2

February 29, 2012 issued 27,336,000 shares of	27,336,000	$27,336	$39,054		$66,390
par value $.001 common shares for debt relief of
$66,390 or $.002428 per share-See note below

March 20, 2012 issued 4,700,000 shares (post	4,700,000	4,700	14,800		19,500
stock split) of par value $.001 common shares for
debt relief of $19,500 or $.004149 per share

March 2012 issued 15,300,000 shares (post stock split)	15,300,000	15,300	4,590		19,890
of par value $.001 common shares for cash of
$19,890 or $.0013 per share

T-5 CORP.
 (A Development Stage Company)
Consolidated Statement of Shareholders’ Equity
(cont.)

April 30, 2012 and May 2012 issued 19,000,000 shares (post stock split) of par value $.001 common shares for services of $76,000 or $.004 per share pursuant to acquisition of shares from original shareholders	19,000,000	19,000	57,000		76,000

May 31, 2012 issued 2,200,002 shares of par	2,200,002	2,200	1,317,800		1,320,000
value $.001 common shares for cash of
$1,320,000 or $.60 per share

Net (Loss)				$(1,809,155)	$(1,809,155)
Balance at May 31, 2012 (Unaudited)	112,960,402	$112,960	$1,474,761	$(1,995,979)	$(408,258)

                     Note:  Number of shares, par value and capital paid in excess of par values are re-stated for two for one stock split on April 30, 2012.

See Accompanying Notes To These Unaudited Financial Statements.

T5 CORP.
Consolidated Unaudited Statement of Cash Flows
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	6 Months	6 Months	August 15,
	Ended	Ended	2007 (inception)
	May	May	through May
	31, 2012	31, 2011	31, 2012

Net (Loss)	$(1,809,155)	$(14,495)	$(1,995,979)

Adjustments to reconcile increase in net assets to net cash
provided by operating activities:

Stock issued for services	76,000	-	98,106
(Increase) Decrease in inventory	4,000	-	-
Beneficial conversion feature on notes payable	-	-	21,000
Accreted interest	-	3,250	22,750
(Increase) Decrease in accounts receivable	-	-	-
Increase (Decrease) in accounts payable	357,626	2,363	368,276
Increase (Decrease) in payroll taxes payable	-	-	-
Increase (Decrease) in interest payable	(11,924)	1,882	-
Notes issued to related parties for current period expenses	540,761	-	540,761
Increase in accrued payroll	147,083	-	147,083

Net cash (used) in operating activities	(695,609)	(7,000)	(798,003)
		-
Cash flows from investing activities:		-
Investment in fixed assets – Machinery and equipment	515,849	-	515,849
		-
Net cash (used) in investing activities	(515,849)	-	(515,849)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,425,782	-	1,468,615
(Increase) Decrease in stock subscription receivable	(150,000)	-	(150,000)
(Payments) Loans on notes payable	(62,950)	4,750	(3,250)
Expenses paid by shareholder		2,250

Net cash provided from financing activities	1,212,832	7,000	1,315,365

Net increase in cash	1,374	-	1,513
Cash at beginning of period	139	140	-
Cash at end of period	$1,513	$140	$1,513

Supplemental disclosure information:
Stock issued for services and art work	$76,000	$-	$98,106
Cash paid for interest	$12,290	$-	$12,290
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of noncash financing activities
Fixed asset purchases included in accounts payable at end of period	$6,030	$-	$6,030

See Accompanying Notes To These Unaudited Financial Statements.

T5 CORP.
Notes To Unaudited Financial Statements
For The Six Month Period Ended May 31, 2012

Note 1 - Unaudited Financial Information

The unaudited financial information included for the six month interim period ended May 31, 2012 was taken from the books and records without audit.  However, such information reflects all adjustments, consisting of normal recurring adjustments and those necessary to record non-recurring events which in the opinion of management are necessary to reflect properly the results of the interim periods presented.  The results of operations for the six month period ended May 31, 2012 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2012.

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

Note 4 - Related Party Events

As more fully described below in Note number 5 as regards contingent obligations, an obligation was incurred to a related party in the amount of $50,000. The obligation does not bear interest and is payable based on the existence of certain future events.  For reasons stated below, in Note number 5, this obligation is reflected in the financial statements.

Additionally, the company incurred two notes payable to related parties in the amount of $706,000 during the interim period.  The notes do not bear interest.  One note requires a payment of $25,000 on or before March 31, 2012.  The remaining balance of the note, $81,000, is payable according to the terms of an underlying financial instrument.  The full amount of this note was $106,000 and the balance owing at May 31, 2012 was $65,761 and is included in the current portion of notes payable.  The other note requires payments as follows:  $100,000 is payable on or before March 26, 2012;  250,000 is payable on or before December 31, 2012 with the remaining, $250,000 payable on or before December 31, 2013. The original balance of this note was $600,000 and the balance owing at May 31, 2012 was $475,000.  $225,000 of this note is included in the current portion of notes payable. The remaining amount of the note, $250,000, is included in long term liabilities.

Note 5 - Contingent Obligations

An obligation for the payment of certain expenses was incurred during the period ended February 29, 2012 to a related party in the amount of $50,000 the payment of which is contingent on certain future events.  The events in question involve the raising of not less than $1,000,000 in gross proceeds from the sale of debt or equity securities.  As of May 31, 2012, this amount had been raised.  Accordingly, a liability in the amount of the obligation, $50,000, has been reflected in the financial statements and is included in trade accounts payable and in current period general and administrative expenses.

T5 CORP.
Notes To Unaudited Financial Statements
For The Six Month Period Ended May 31, 2012

Note 6 - Capital Stock

On February 29, 2012 the company issued 13,668,000 shares (pre stock split) of $.001 par value common stock for $66,390 or $.004857 per share for the payment of the following company obligations: 1) Accounts payables in the amount of $10,650; 2) Interest on notes payable in the amount of $12,290 and 3) Liquidation of certain notes payable in the amount of $43,450.  See note below for re-statement pursuant to a two for one stock split on April 30, 2012.

On March 20, 2012 the company issued 4,700,000 shares (post stock split) of $.001 par value common stock for the liquidation of certain notes payables in the amount of $19,500 or $.004149 per share. The shares issued include those issued pursuant to the two-for-one stock split approved and executed on April 29, 2012.

During the month of March, 2012, the company issued 15,300,000 shares (post stock split) of $.001 par value common stock incident to the exercise of stock options by eligible individuals under the company stock option plan for cash of $19,890 or $.0013 per share.

On April 30, 2012 and on various dates during the month of May of 2012 the company issued 19,000,000 shares (post stock split) of $.001 par value common stock for services in the amount of $76,000 or $.004 per share.  The shares were issued pursuant to arrangements with original shareholders involving the acquisition of shares that had occurred in a prior month among the shareholders at an individual level.

On April 30, 2012 the company issued 35,880,200 shares of $.001 par value common stock incident to a two for one stock split approved by the Board of Directors on April 29, 2012. Because no consideration was received for the shares, par values and paid in capital values of common shares have been adjusted to maintain a par value of $.001 per share.  Additionally, numbers of shares, par values and related capital paid in excess of par values have been re-stated to reflect the two for one stock split.  The shares are computed based on shares in existence at February 29, 2012 as issuances subsequent to that date include shares issued pursuant to the stock split.

On May 31, 2012 the company issued 2,200,002 shares of $.001 par value common stock for cash of $1,320,000 or $.60 per share.

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

Narrative Description of the Business

T5 Corp. was organized as a corporation under the laws of the State of Colorado on August 15, 2007. Until March 2012, we conducted two lines of business. We provided consulting services in the management of art galleries in the Denver, Colorado metropolitan area. We also planned to market fine art, antiques and collectibles on a retail consignment basis, on the internet through our subsidiary, Gallery Management, Inc. Our primary outlet was anticipated to be eBay.com where we believed that we would receive maximum marketing exposure with minimal expense. In March 2012 the Company underwent a change in control and in connection therewith we have adopted a new business plan, engaged new employees and management and have determined not to pursue our former business plans.

On March 1, 2012, we created a new subsidiary, T5 Operating Corp., a Colorado corporation, pursuant to which we intend to conduct some of our operations. On April 29, 2012 we changed the name of the Company to T5 Corp. The Company’s Common Stock currently is traded on the OTCBB under the symbol “TFIV”.

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

When referring to the Company and using phrases such as “we” and “us,” our intent is to refer to T5 Corp. and its subsidiaries as a whole.

The following is a summary of our business strategies and the markets we intend to serve. We have also included a description of our products and services offered and our competitors.

Strategy

Our primary objective is to provide our shareholders with above-average returns on their investment through income growth. Principal components of our strategy include:

•	Employ our proven recycling, engineering and manufacturing capabilities using our proprietary waste-to-commodity technologies;

•	Establish ourselves as a specialty recycling services provider to the more than $250 billion oil exploration and production industry;

•	Provide our technology and management services to turn hazardous waste materials into valued commodities;

•	Expand operations through strategic relationships with leading multinational oil and infrastructure firms; and

•	Grow revenue from systems management and royalty profit streams secured by long-term contracts with leading global firms.

Management Experience and Expertise

Our management team has significant expertise in the design, manufacture and operation of waste recycling facilities, has been instrumental in the advancement of thermal desorption through the improvement of such technology and implementing such technology over their careers with other companies.  Our management team and key employees have over 120 years of combined experience in the development, construction, ownership and operation of waste treatment systems. We believe that this knowledge and expertise provide us with the flexibility to select and efficiently apply the most appropriate technology for a particular project and even to improve on a particular technology in the course of its use. Waste treatment projects are technically complex and require considerable practical experience and institutional knowledge to effectively choose and apply the numerous available technologies to a particular project based on a knowledge of practices and procedures developed over time.

As a result of the experience of our management team and technical and field personnel in operating a varied portfolio of technologies, we believe that we will able to choose the technology best suited for a particular project. As a result, unlike other companies that may be more dependent on a single technology, we believe that we will be able to address constraints regarding the nature of the waste media, the nature of the contaminants, the location of the project and other considerations by picking one of many technologies in which we have developed expertise.

Markets

We will provide recycling services to the oil and natural gas exploration and production industry. Demand for our services and products arises both from historical drill sites and new wells being drilled.  Historical wells, now abandoned, have generated, and may continue to generate, untreated waste that must now comply with ever more stringent environmental laws.  Each new well and workovers generate thousands of tons of secondary waste materials.

Set forth below is a simple diagram of our “waste to commodity” process:

Waste Production
A significant volume of secondary materials is generated during both upstream and downstream oil and gas operations.  These include residual sediments/solids, by-products, contaminated media and spent materials.

Waste Recovery
Secondary materials contain valuable resources that can be recovered and reused within the petroleum refining process (entrained oil and hydrocarbons) or recovered and subsequently reclaimed and reused in other industries (metals and inorganic media).  Our management and employees have extensive experience in the management, transportation and processing of secondary materials.

Treatment
Our management team has developed and successfully implemented proprietary technologies to treat secondary materials.  Our technologies are capable of recovering virtually all valuable resources from secondary materials.

Commoditization	The residuals and recovered products become an additional significant revenue stream to our clients and to us.

We believe that technology has become and will continue to be increasingly critical to the industry with respect to waste management and treatment.  New drilling activity is expected to increase as production from existing resources declines and as the demand for energy grows.  New wells frequently use production technologies, such as hydraulic fracturing (“fracking”), that generate larger waste streams, more production water or additional contaminants.  Further, deep water drilling requires special waste treatment technologies and systems.  We believe our technology will help our clients to more efficiently manage, treat and dispose of, or recycle, waste materials.  Additionally, our objective is to turn waste materials into valuable commodities, allowing our clients sell or reuse such commodities, thus reducing their waste management costs and potentially generating previously unrealized revenue.

Our technology and services are designed to treat a broad spectrum of wastes and contaminants, including:

•
Oil Lakes.  Oil Lakes created by war, extraction methods, and other factors are estimated to contain more than 5 billion barrels of oil in the country of Turkmenistan. These lakes are also prevalent throughout the Middle East and the former Soviet Union. T5 has the expertise and technology to operate zero-oxygen solutions that are required to transform this waste into commodity.

•
Oil-bearing wastewater sediments.  We will primarily use our thermal desorption technology for the management of wastewater.  Residual solids resulting from the processing of secondary materials are subsequently reused in other industries. Our management team has successfully implemented these applications in prior projects.

•
Tank bottom sediments and solids.  Existing practices have concentrated on off-site fuels blending and hazardous waste fuels applications. Severe materials handling limitations have resulted in the loss of significant volumes of these intermediate products to off-site (third-party) vendors, creating a potential loss in revenue to the refineries.  We will provide on-site management and processing of tank bottom sediments and solids (including on-site fuels blending) to provide refineries with the option to retain greater value from their recovered resources.

•
Contaminated media.  Historically, contaminated media from any particular well is managed off-site at permitted treatment facilities.  Off-site treatment was mandated based on the limited volume of waste produced at each well site, regulatory barriers to establishing on-site facilities, and elevated costs for conventional on-site treatment options.  We offer a unique, efficient, on-site thermal desorption technology which utilizes indirect heat.  Our cutting-edge technology has a track record of processing contaminated media to meet required environmental standards at acceptable costs.

•
Produced and Production Water.  Production water is injected into wells to stimulate production.  Produced water is extracted with the oil or gas and frequently the volume of produced water equals or exceeds the quantity of oil or gas produced.  In either case, drillers must treat the water to acceptable environmental law standards.  We have developed, in conjunction with one of our strategic partners (see “Strategic Alliances” below) a proprietary system to handle and treat produced and production water.

Results of Operations

The following discussion involves our results of operations for the three and six month periods ended May 31, 2012 and May 31, 2011.

For the fiscal quarter ended May 31, 2012 we had $ -0- in revenue, compared to $ -0- in revenue for the three months ended May 31, 2011.  For the six months ended May 31, 2012 we had $ -0- in revenue, compared to $ -0- in revenue for the six months ended May 31, 2011

General and administrative expenses for the three months ended May 31, 2012 were $779,054, compared to $6,363 for the three months ended May 31, 2011, an increase of $772,691.  General and administrative expenses for the six months ended May 31, 2012 were $1,808,790 compared to $9,363 for the six months ended May 31, 2011, an increase of $1,799,427.  The increase in general and administrative expenses is largely attributable to a substantial increase in business development expenses, legal and other professional fees, travel and salaries and wages and all are associated with the engagement of new management and the commencement of our new business strategy.  We expect that our general and administrative expenses will continue to increase as we add additional personnel.

We had a net loss of $779,054 for the three months ended May 31, 2012, compared to a net loss of $10,602 for the three months ended May 31, 2011, an increase of $768,452.  We had a net loss for the six months ended May 31, 2012 of $1,809,155, compared to a net loss of $14,495 for the six months ended May 31, 2011, an increase of $1,794,660.   The increase in net loss is attributable to the increase in general and administrative expenses arising from the implementation of our new business strategy.  We expect net losses to increase substantially during the fiscal year ending November 30, 2012 as we anticipate significant capital expenditures and expenses before the realization of any material amounts of revenue.

Liquidity and Capital Resources

As of May 31, 2012, we had cash and cash equivalents of $1,513.

Net cash used in operating activities was $695,609 for the six months ended May 31, 2012, compared to $ 7,000 for the three months ended May 31, 2011, an increase of $688,609.

Cash flow used in investing activities was $515,849 for the six months ended May 31, 2012, compared to $ -0- for the six months ended May 31, 2011, an increase of $515,849.

Cash flow provided from financing activity was $1,212,832 for the six months ended May 31, 2012, compared to $7,000 for the six months ended May 31, 2011, an increase of $1,205,832.

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

Plan of Operation

Our plan for the twelve months beginning June 1, 2012 is to raise substantial capital through the sale of common stock, preferred stock, convertible notes or secured debt in order to construct and purchase equipment necessary to perform service agreements that we anticipate entering into with prospective customers.  Our company has a limited history of operations and has no history exclusive of its new management team in conducting an environmental remediation business.

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

To date, there has been a limited public market for shares of our Common Stock, with limited trading relating to the approximately 26,370,000 shares of our “public float.” An active public trading market may not develop or, if developed, may not be sustained. The current market price of our Common Stock and any possible subsequent listing on the NASDAQ Market or other securities exchange, if and when we are successful in doing so, will be affected by a number of factors, including those discussed above.

Future sales of our Common Stock by existing shareholders could cause our stock price to decline.

If our existing shareholders sell substantial amounts of our Common Stock in the public market, then the market price of our Common Stock could decrease significantly. The perception in the public market that our shareholders might sell shares of Common Stock also could depress the market price of our Common Stock. As of July 10, 2012 there were 111,260,400 shares of our Common Stock outstanding, of which approximately 30,000,000 shares are freely tradable currently. The balance of our shares is held by affiliates and contain certain restrictions on resale. We may in the future issue and register additional shares of our Common Stock that might be freely transferable at the time of such transaction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 From April to June 2012, the Company sold 2,200,002 shares of restricted common stock to one investor at a price of $0.60 per share.  The offer and sale of the common stock was exempt from registration pursuant to one or more exemptions, including Regulation S, Rule 506 and Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period covered by this Report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following financial information is filed as part of this Report:

(a)           (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

4.1**	2012 Stock Incentive Plan

4.2**	Form of Stock Option Agreement

10.1***	Employment Agreement with R. Patrick Garrett

10.2***	Employment Agreement with Roger T. Richter

10.3***	Employment Agreement with Allen H. Adams

10.4***	Employment Agreement with Kyle Estes

10.5***	Contribution Agreement with R. Patrick Garrett and Mary Anne Garrett

10.6***	Contribution Agreement with Roger T. Richter

10.7***	Consulting Agreement with Black Label Industries, Ltd.

10.8***	Form of Proprietary Information and Invention Assignment Agreement

10.9****	Teaming Agreement with Remedial Constructions Services, L.P.

21.1	List of Subsidiaries

31.1	Certification of CEO pursuant to Sec. 302

31.2	Certification of CFO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

32.2	Certification of CFO pursuant to Sec. 906

101	XBRL

*           Previously filed with Form SB-2 Registration Statement, January 28, 2008.

**           Previously filed with Current Report on Form 8-K filed with the Commission on March 7, 2012.

***           Previously filed with Current Report on Form 8-K filed with the Commission on March 2, 2012.

****           Previously filed with Current Report on Form 8-K filed with the Commission on June 7, 2012.

The Company has filed Current Reports on Form 8-K during the fiscal quarter ended May 31, 2012, as follows:

 March 3, 2012, March 7, 2012, March 22, 2012 and May 1, 2012.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

T5 Corp.

Date: July 16, 2012	By:	/s/ R. Patrick Garrett R. Patrick Garrett Chief Executive Officer

Date: July 16, 2012	By:	/s/ Allen Adams Allen Adams Chief Financial Officer