Form 10-Q
period 2012-08-31
T5 Corp.
filed 2012-10-15
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended:  August 31, 2012

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
(Registrant’s name and former address)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]    No [X]

As of October 10, 2012, registrant had 116,020,402 outstanding shares of the registrant’s common stock.

FORM 10-Q

T5 CORP.

PART I FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to T5 CORP. and our subsidiaries, Gallery Management, Inc. and T5 Operating Corp.

ITEM 1. FINANCIAL STATEMENTS

T5 CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended August 31, 2012

T5 Corp.
Consolidated Financial Statements
(Unaudited)

T5 CORP.
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	August	November
	31, 2012	30, 2011
ASSETS

Cash	$9,026	$139

Inventory - artwork	-	4,000

Total current assets	9,026	4,139

Equipment	520,231	-

TOTAL ASSETS	$529,257	$4,139

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities:

Accounts payable	$540,518	$10,650
Interest payable	-	11,924
Accrued payroll	234,102	-
Current portion notes payable – related parties	350,084	82,450

Total current liabilities	1,124,704	105,024

Long term debt, net of current maturities-related parties	250,000	-

TOTAL LIABILITIES	1,374,704	105,024

SHAREHOLDERS’ EQUITY

Preferred stock, par value $.001 and $.10 per share; respectively; Authorized
20,000,000 shares and 1,000,000 shares, respectively; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
200,000,000 shares 50,000,000 shares, respectively; issued and outstanding 116,020,402 and 22,210,200 shares, respectively.	116,020	22,210

Capital paid in excess of par value	1,483,941	63,729

Deficit accumulated during the development stage	(2,445,408)	(186,824)

TOTAL SHAREHOLDERS’ EQUITY	(845,447)	(100,885)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$529,257	$4,139

See Accompanying Notes To These Unaudited Financial Statements.

T5 CORP.
Consolidated Unaudited Statement of Operations
(A Development Stage Company)

	Unaudited 3 Months Ended August	Unaudited 3 Months Ended August	Unaudited 9 Months Ended August	Unaudited 9 Months Ended August	Unaudited August 15,2007 (inception) through August
	31, 2012	31, 2011	31, 2012	31, 2011	31, 2012

Revenue	$-	$-	$-	$-	$14,037

General and Administrative expenses
Business development	-	-	794,681	-	794,681
Salaries and wages	190,250	-	455,167	-	464,195
Legal	35,079		280,400		321,101
Travel	58,893	-	346,858	-	346,858
Advertising and promotion	116,005	-	118,244	-	120,294
Other professional services	15,710	-	133,762	-	133,762
Other general and administrative
expense	33,493	20,083	129,106	29,447	221,102
Total general and administrative expenses	449,430	20,083	2,258,218	29,447	2,401,993

(Loss) before other expenses	(449,430)	(20,083)	(2,258,218)	(29,447)	(2,387,956)

Other (expenses)
Interest	-	(7,766)	(366)	(12,897)	(40,452)
Write down of inventory	-	-	-	-	(17,000)

Total other expenses	-	(7,766)	(366)	(12,897)	(57,452)

Net (Loss)	$(449,430)	$(27,849)	$(2,258,584)	$(42,344)	$(2,445,408)

Basic (Loss) Per Share	$-	$-	$(0.03)	$-	$(0.05)

Weighted Average Common
Shares Outstanding	115,022,576	22,210,200	85,678,742	22,210,200	50,581,436

See Accompanying Notes To These Unaudited Financial Statements.

T5 CORP.
 (A Development Stage Company)
Consolidated Statement of Shareholders’ Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess of	Earnings
	Shares Issued	Stock	Par Value	(Deficit)	Total
Balance at August 15, 2007 (Inception)	-	$-	$-	$-	$-

August 15, 2007 issued 200,000 shares
for services valued at $100 or $.0005 per share-See note below	200,000	200	(100)	-	100

August 16, 2007 issued 66,000
shares of par value $.001 common stock
for cash of $33 or $.0005 per share-See note below	66,000	66	(33)	-	33

August 16, 2007 issued 2,012,000
shares of par value $.001 common stock
for services valued at $1,006 or $.0005 per share-See note below	2,012,000	2,012	(1,006)	-	1,006

August 16, 2007 Issuance of shares to founder
for art work inventory valued at $21,000-See note below	41,800,000	41,800	(20,800)	-	21,000

October 2007 issued 8,400
shares of par value $.001 common stock
for cash of $1,050 or $.125 per share-See note below	8,400	8	1,042	-	1,050

November 2007 issued 334,000
shares of par value $.001 common stock
for cash of $41,750 or $.125 per share-See note below	334,000	334	41,416	-	41,750

Net (Loss)	-	-	-	(49,924)	(49,924)

Balance at November 30, 2007	44,420,400	44,420	20,519	(49,924)	15,015

Net (Loss)	-	-	-	(33,160)	(33,160)

Balance at November 30, 2008	44,420,400	44,420	20,519	(83,084)	(18,145)

Net (Loss)	-	-	-	(19,876)	(19,876)

Balance at November 30, 2009	44,420,400	44,420	20,519	(102,960)	(38,021)

Net (Loss)	-	-	-	(28,965)	(28,965)

Balance at November 30, 2010	44,420,400	44,420	20,519	(131,925)	(66,986)

Beneficial conversion feature	-	-	21,000	-	21,000

Net (Loss)	-	-	-	(54,899)	(54,899)

Balance at November 30, 2011	44,420,400	44,420	41,519	(186,824)	(100,885)

Adjustment to number of shares-See note below	4,000	4	(4)	-	-

Adjustment to capital paid in excess of par value	-	-	2	-	2

February 29, 2012 issued 27,336,000 shares of
par value $.001 common shares for debt relief of
$66,390 or $.002428 per share-See note below	27,336,000	27,336	39,054	-	66,390

March 20, 2012 issued 4,700,000 shares (post
stock split) of par value $.001 common shares for
debt relief of $19,500 or $.004149 per share	4,700,000	4,700	14,800	-	19,500

March of 2012 issued 15,300,000 shares (post stock split) of par value $.001 common shares for cash of $19,890 or $.0013 per share	15,300,000	15,300	4,590	-	19,890

See Accompanying Notes To These Unaudited Financial Statements.

T-5 CORP.
 (A Development Stage Company)
Consolidated Statement of Shareholders’ Equity
(cont.)

April 30, 2012 and various issuances during May of 2012-Issued 19,000,000 shares (post stock split) of par value $.001 common shares for services of $76,000 or $.004 per share pursuant to the acquisition of shares from original shareholders	19,000,000	19,000	57,000	-	76,000

May 31, 2012 issued 2,200,002 shares of par
value $.001 common shares for cash of
$1,320,000 or $.60 per share	2,200,002	2,200	1,317,800	-	1,320,000

July of 2012, issued 3,060,000 shares of par value $.001 common shares for services of $12,240
$.004 per share	3,060,000	3,060	9,180	-	12,240

Net (Loss)	-	-	-	(2,258,584)	(2,258,584)
Balance at August 31, 2012 (Unaudited)	116,020,402	$116,020	$1,483,941	$(2,445,408)	$(845,447)

                     Note:  Number of shares, par value and capital paid in excess of par values are re-stated for two for one stock split on April 30, 2012.

See Accompanying Notes To These Unaudited Financial Statements.

T5 CORP.
Consolidated Unaudited Statement of Cash Flows
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	9 Months	9 Months	August 15,
	Ended	Ended	2007 (inception)
	August	August	through August
	31, 2012	31, 2011	31, 2012

Net Income (Loss)	$(2,258,584)	$(42,344)	$(2,445,408)

Adjustments to reconcile increase in net assets to net cash
provided by operating activities:

Stock issued for services	88,240	-	110,346
(Increase) Decrease in inventory	4,000	-	-
Beneficial conversion feature	-	18,000	21,000
Accreted interest	-	9,901	22,750
(Increase) Decrease in accounts receivable	-	-	-
Increase (Decrease) in accounts payable	529,868	(6,903)	540,518
Increase (Decrease) in payroll taxes payable	-	-	-
Increase (Decrease) in interest payable	(11,924)	2,997	-
Notes issued to related parties for current period expenses	580,584	-	580,584
Increase in accrued payroll	234,102	-	234,102

Net cash (used) in operating activities	(833,714)	(18,349)	(936,108)
		-
Cash flows from investing activities:		-
Investment in fixed assets – Machinery and equipment	520,231	-	520,231
		-
Net cash (used) in investing activities	(520,231)	-	(520,231)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,425,782	-	1,468,615
(Increase) Decrease in stock subscription receivable	-	-	-
(Payments) Loans on notes payable	(62,950)	16,099	(3,250)
Expenses paid by shareholder	-	2,250	-

Net cash provided from financing activities	1,362,832	18,349	1,465,365

Net increase in cash	8,887	-	9,026
Cash at beginning of period	139	140	-
Cash at end of period	$9,026	$140	$9,026

Supplemental disclosure information:
Stock issued for services and art work	$88,240	$-	$110,346
Cash paid for interest	$12,290	$-	$12,290
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of noncash financing activities
Fixed asset purchases included in accounts payable at end of period	$6,030	$-	$6,030

See Accompanying Notes To These Unaudited Financial Statements.

T5 CORP.
(A Development Stage Company)
Notes To Unaudited Financial Statements
For The Nine Month Period Ended August 31, 2012

Note 1 - Unaudited Financial Information

The unaudited financial information included for the nine month interim period ended August 31, 2012 was taken from the books and records without audit. However, such information reflects all adjustments, consisting of normal recurring adjustments and those necessary to record non-recurring events which in the opinion of management are necessary to reflect properly the results of the interim periods presented.  The results of operations for the nine month period ended August 31, 2012 are not necessarily indicative of the results expected for the fiscal year ended November 30, 2012.

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

Expenditures for the construction and/or acquisition of equipment are capitalized.  Expenditures for repairs and maintenance are to be charged to expense as incurred.

Note 4 - Related Party Events

As more fully described below in Note number 5 as regards contingent obligations, an obligation was incurred to a related party in the amount of $50,000.  The obligation does not bear interest and is payable based on the existence of certain events.  For reasons stated below, in Note number 5, this obligation is reflected in the financial statements.

Additionally, the company incurred three notes payable to related parties in the amount of $756,000 during the interim period.  The notes do not bear interest.  One note requires a payment of $25,000 on or before March 31, 2012.  The remaining balance of the note, $81,000, is payable according to the terms of an underlying financial instrument.  The full amount of this note was $106,000 and the balance owing at August 31, 2012 was $55,584 and is included in the current portion of notes payable.  The second note requires payments as follows:  $100,000 is payable on or before March 26, 2012; $250,000 is payable on or before December 31, 2012 with the remaining, $250,000 payable on or before December 31, 2013. The original balance of this note was $600,000 and the balance owing at August 31, 2012 was $475,000.  $225,000 of the note is included in the current portion of notes payable with the remaining amount of the note, $250,000,  included in long term liabilities.  No payments have been made on the third, remaining note.  The original amount of this note was $50,000, it is due currently and is included in current liabilities.

Note 5 - Contingent Obligations

An obligation for the payment of certain expenses was incurred during the period ended February 29, 2012 to a related party in the amount of $50,000 the payment of which at the time was contingent on certain future events.  The events in question involve the raising of not less than $1,000,000 in gross proceeds from the sale of debt or equity securities.  As of May 31, 2012, this amount had been raised.  Accordingly, a liability in the amount of the obligation, $50,000, has been reflected in the financial statements and is included in trade accounts payable and in current period general and administrative expenses.

T5 CORP.
(A Development Stage Company)
Notes To Unaudited Financial Statements
For The Nine Month Period Ended August 31, 2012

Note 6 - Capital Stock

A two-for-one stock split occurred on April 30, 2012.  Incident thereto, common shares have been adjusted retroactively to reflect the related impact.

On February 29, 2012 the company issued 27,336,000 shares of $.001 par value common stock for $66,390 or $.002428 per share for the payment of the following company obligations:  1) Accounts payables in the amount of $10,650;  2) Interest on notes payable in the amount of $12,290 and 3) Liquidation of certain notes payable in the amount of $43,450.

On March 20, 2012 the company issued 4,700,000 shares of $.001 par value common stock for the liquidation of certain notes payables in the amount of $19,500 or $.004149 per share.

During the month of March, 2012, the company issued 15,300,000 shares of $.001 par value common stock incident to the exercise of stock options by eligible individuals under the company stock option plan for cash of $19,890 or $.0013 per share.

On April 30, 2012 and on various dates during the month of May of 2012 the company issued 19,000,000 shares of $.001 par value common stock for services in the amount of $76,000 or $.004 per share.  The shares were issued pursuant to arrangements with original shareholders involving the acquisition of shares that had occurred in a prior month among the shareholders at an individual level.

On May 31, 2012 the company issued 2,200,002 shares of $.001 par value common stock for cash of $1,320,000 or $.60 per share.

In July of 2012 the company issued 3,060,000 shares of $.001 par value common stock for services of $12,240 or $.004 per share.

Note 7 – Change in reporting format in the Consolidated Unaudited Statement of Operations

To condense, simplify and provide for a more meaningful presentation, certain expense items reported individually in prior reporting periods have been consolidated in a lined item reported as other general and administrative expenses for the current period as well as in all prior periods.

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

Results of Operations

The following discussion involves our results of operations for the three and nine month periods ended August 31, 2012 and August 31, 2011.

For the fiscal quarter ended August 31, 2012 we had $ -0- in revenue, compared to $ -0- in revenue for the three months ended August 31, 2011.  For the nine months ended August 31, 2012 we had $ -0- in revenue, compared to $ -0- in revenue for the nine months ended August 31, 2011

General and administrative expenses for the three months ended August 31, 2012 were $449,430, compared to $20,083 for the three months ended August 31, 2011, an increase of $429,347.  General and administrative expenses for the nine months ended August 31, 2012 were $2,258,218 compared to $29,447 for the nine months ended August 31, 2011, an increase of $2,228,771.  The increase in general and administrative expenses is largely attributable to a substantial increase in business development expenses, legal and other professional fees, travel and salaries and wages and all are associated with the engagement of new management and the commencement of our new business strategy and the recent acquisition of project related contracts.  We expect that our general and administrative expenses will continue to increase as we add additional personnel.

We had a net loss of $449,430 for the three months ended August 31, 2012, compared to a net loss of $27,849 for the three months ended August 31, 2011, an increase of $421,581.  We had a net loss for the nine months ended August 31, 2012 of $2,258,584, compared to a net loss of $42,344 for the nine months ended August 31, 2011, an increase of $2,216,240.   The increase in net loss is attributable to the increase in general and administrative expenses arising from the implementation of our new business strategy.  We expect net losses to increase substantially during the fiscal year ending November 30, 2012 as we anticipate significant capital expenditures and expenses before the realization of any material amounts of revenue.

Liquidity and Capital Resources

As of August 31, 2012, we had cash and cash equivalents of $9,026.

Net cash used in operating activities was $833,714 for the nine months ended August 31, 2012, compared to $18,349 for the nine months ended August 31, 2011, an increase of $815,365.

Cash flow used in investing activities was $520,231 for the nine months ended August 31, 2012, compared to $ -0- for the nine months ended August 31, 2011, an increase of $520,231.

Cash flow provided from financing activity was $1,362,832 for the nine months ended August 31, 2012, compared to $18,349 for the nine months ended August 31, 2011, an increase of $1,344,483.

We anticipate that we will require substantial additional capital to implement our new business strategy.  We currently do not have sufficient capital resources to conduct our business.  We have no commitments for capital and there can be no assurance that we will have access to capital markets in the future or that the costs of capital will be acceptable to us.  As a result, there is substantial doubt about our ability to continue operations.  See Item 1A -Risk Factors.

Plan of Operation

Our plan for the twelve months beginning September 1, 2012 is to raise substantial capital through the sale of common stock, preferred stock, convertible notes or secured debt in order to construct and purchase equipment necessary to perform service agreements that we anticipate entering into with prospective customers as well as recently acquired project agreements.  Our company has a limited history of operations and has no history exclusive of its new management team in conducting an environmental remediation business.

We are a development stage company.

Proposed Milestones to Implement Business Operations

Initially, the intent is to raise $5.0 million in debt or equity to implement current agreements. These funds are to be used to construct and mobilize equipment and to provide working capital until sufficient cash flows are generated from planned operations.  Further amounts of debt or equity are intended to be raised once initial operations have commenced and are intended to further expand equipment construction and mobilization under plans as related to project agreements currently under discussion and those recently acquired.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, there currently are no legal proceedings to which we are a party that could have a material adverse effect on our business, financial condition or operating results.

        The Company was added as a defendant in the case of Meco Environmental, LLC et ot. v. Base Industries, LLC (case no 603901, Parish of East Baton Rouge, Louisiana), alleging intentional interference with contractual relationship, conversion and other causes of action in connection with the former business in which the officers of the Company participated. The Company has filed a motion to dismiss for lack of personal jurisdiction. The case is in the early stages of pleading and discovery and the Company cannot estimate the amount of potential liability, if any. The Company intends to vigorously defend the proceeding.

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

Doubt about our ability to continue as a going concern.

Based upon our financial statements for the quarter ended August 31, 2012, there is substantial doubt about our ability to continue as a going concern given our lack of working capital. Our ability to become a profitable operating company is dependent upon obtaining financing adequate to fulfill our commitments, and achieving a level of revenues adequate to support our cost structure. We intend to obtain capital primarily through issuances of debt or equity, and through joint ventures. There can be no assurance that we will be successful in completing additional financing or, if financing is available, that it can be obtained on commercially reasonable terms.  The doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors.

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

*           Previously filed with Form SB-2 Registration Statement, January 28, 2008.

**           Previously filed with Current Report on Form 8-K filed with the Commission on March 7, 2012.

***           Previously filed with Current Report on Form 8-K filed with the Commission on March 2, 2012.

****           Previously filed with Current Report on Form 8-K filed with the Commission on June 7, 2012.

The Company has filed Current Reports on Form 8-K during the fiscal quarter ended August 31, 2012, as follows:

June 7, 2012 and July 10, 2012.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

T5 Corp.

Date: October 15, 2012	By:	/s/ R. Patrick Garrett R. Patrick Garrett Chief Executive Officer

Date: October 15, 2012	By:	/s/ Allen Adams Allen Adams Chief Financial Officer