Form 10-Q/A
period 2012-08-31
T5 Corp.
filed 2012-11-05
CIK 1420078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NUMBER 1
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the T5 Corp. Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012, filed with the Securities and Exchange Commission on October 15, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

4.1**	2012 Stock Incentive Plan

4.2**	Form of Stock Option Agreement

10.1***	Employment Agreement with R. Patrick Garrett

10.2***	Employment Agreement with Roger T. Richter

10.3***	Employment Agreement with Allen H. Adams

10.4***	Employment Agreement with Kyle Estes

10.5***	Contribution Agreement with R. Patrick Garrett and Mary Anne Garrett

10.6***	Contribution Agreement with Roger T. Richter

10.7***	Consulting Agreement with Black Label Industries, Ltd.

10.8***	Form of Proprietary Information and Invention Assignment Agreement

10.9****	Teaming Agreement with Remedial Constructions Services, L.P.

21.1*****	List of Subsidiaries****

31.1*****	Certification of CEO pursuant to Sec. 302

31.2*****	Certification of CFO pursuant to Sec. 302

32.1*****	Certification of CEO pursuant to Sec. 906

32.2*****	Certification of CFO pursuant to Sec. 906

101	XBRL Documents

____________________

*	Previously filed with Form SB-2 Registration Statement, January 28, 2008.
**	Previously filed with Current Report on Form 8-K filed with the Commission on March 7, 2012.
***	Previously filed with Current Report on Form 8-K filed with the Commission on March 2, 2012.
****	Previously filed with Current Report on Form 8-K filed with the Commission on June 7, 2012.
*****	Previously filed with Current Report on Form 10-Q filed with the Commission on October 15, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T5 Corp.

Date: November 5, 2012	By:	/s/ R. Patrick Garrett R. Patrick Garrett Chief Executive Officer

Date: November 5, 2012	By:	/s/ Allen Adams Allen Adams Chief Financial Officer